Form 10-Q
period 2013-03-31
ML Capital Group, Inc.
filed 2013-05-28
CIK 1527698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐   TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number 333-184636

ML CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-1219511
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6810 Ave of the Fountains #101 Fountain Hills, AZ 85268
(Address of principal executive offices)

 (602) 200-4121
(Issuer's telephone number)

NA
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 28, 2013, there were 61,069,404 shares of Common Stock of the issuer outstanding.

Table of Contents

Part I	FINANCIAL INFORMATION
		Page
Item 1	Financial Statements

	Condensed Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3

	Condensed Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and for the period from September 22, 2009 (Date of Inception) to March 31, 2013 (Unaudited)	4

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and for the period from September 22, 2009 (Date of Inception) to March 31, 2013 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

Part II.	OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 1. A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Mine Safety Disclosures	12

Item 5	Other Information	12

Item 6	Exhibits	13

PART I:  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

ML Capital Group, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$--	$44

Total current assets	--	44

Total Assets	$--	$44

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$76	$--
Accounts payable and accrued expense	6,999	9,399
Convertible note payable	5,000	5,000
Due to related party	24,207	9,842

Current liabilities	36,282	24,241

Total liabilities	36,282	24,241

Stockholders’ Deficit
Common stock $.0001 par value, 100,000,000 shares authorized; 61,069,404 shares issued and outstanding	6,107	6,107
Additional paid in capital	1,675,968	1,675,968
Deferred stock compensation	(73,750)	(147,500)
Deficit accumulated during the development stage	(1,644,607)	(1,558,772)
Total stockholders’ deficit	(36,282)	(24,197)

Total Liabilities and Stockholders’ Deficit	$--	$44

The accompanying notes are an integral part of the unaudited condensed financial statements

ML Capital Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		For the Period from September 22, 2009 (Inception) to March 31,
	2013	2012	2013
Revenue	$--	$--	$800

EXPENSES:

Compensation	73,750	150,000	1,128,600
Professional fees	9,488	3,500	493,376
General and administration expenses	2,497	485	18,106
Total expenses	85,735	153,985	1,640,082
Operating loss	(85,735)	(153,985)	(1,639,282)

Other income (expense)
Interest expense	(100)	--	(5,325)
Total other expense	(100)	--	(5,325)

Net loss	$(85,835)	$(153,985)	$(1,644,607)

Loss per share (basic and diluted)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	61,069,404	58,669,445

The accompanying notes are an integral part of the unaudited condensed financial statements

ML Capital Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		For the Period from September 22, 2009 (Inception) March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,835)	$(153,984)	$ (1,644,607)
Stock based compensation	73,750	150,000	1,582,500
Amortized debt discount	--	--	5,000
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expense	(2,400)	65	6,999
Net cash used in operating activities	(14,485)	(3,919)	(50,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank over draft	76	--	76
Common stock sold for cash	--	--	20,825
Convertible note	--	---	5,000
Advances from related party	14,365	3,925	24,207
Net cash provided by financing activities	14,441	3,925	50,108

Net change in Cash	(44)	6	--

Cash at Beginning of Period	44	2	--

Cash at End of Period	$--	$8	$--

Supplemental Cash Flow Information
Interest paid	$--	$--	$--
Taxes paid	$--	$--	$--

 The accompanying notes are an integral part of the unaudited condensed financial statements

ML CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

ML Capital Group, Inc. (the “Company”) was incorporated in the State of Nevada on September 22, 2009. The Company’s principal business is focused on providing financial consulting services. The Company is in the development stage, and has not realized significant revenues from its operations.

Significant Accounting Policies

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form S-1/A filed with the Securities and Exchange Commission (SEC) on March 26, 2013. Interim results of operations for the three months ended March 31, 2013 are not necessarily indicative of future results for the full year.

Basis of presentation and going concern

The Company is presented as a development stage company. Activities during the development stage include development of the Company’s business plan and the raising of capital. As reflected in the accompanying financial statements, the Company had a net loss of $85,835 and net cash used in operations of $14,485 for the quarter ended March 31, 2013. The Company has no assets and working capital deficit of $36,282 as of March 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company derived its revenue from consulting service and the revenue is recognized as services are provided. The Company, at times, receives non-marketable securities representing equity in its customers as consideration for services. Because the fair value of these securities are not measureable and the securities are not easily convertible to cash, no revenue is recognized.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2013 and 2012 periods include the valuation of stock-based compensation.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Fair value financial instruments

The carrying amounts reported in the balance sheets for accounts payable, accrued expenses and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no common stock equivalents and potentially dilutive securities outstanding during the period from September 22, 2009 (inception) through March 31, 2013.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s president from time to time, provided advances to the Company for working capital purposes. At March 31, 2013 and December 31, 2012, the Company had a payable to the president of $24,207 and $9,842, respectively. These advances are due on demand, non-interest bearing and included in due to related party on the accompanying balance sheets.

During the years 2009 to 2012, the Company utilized office space of an affiliate.

NOTE 3 – CONVERTIBLE NOTE PAYABLE

On June 7, 2012, the Company entered into a convertible promissory note agreement with Morgan Wells Inc. Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $5,000. The note bears interest at the rate of 8% per annum and is due on December 7, 2012. The note is in default. The Holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The conversion price shall be the lesser of $0.001 or 75% of the lowest closing market price for the Company’s stock during the previous 20 trading days.

In accordance with ASC 815-15 “Derivatives and Hedging, Embedded Derivatives”, the Company determined that the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative. Since the Company is a private company, there is no quoted price and no active market for the Company’s common stock and any common shares issued upon conversion are not readily convertible to cash since the market cannot rapidly absorb the quantity held.

Since the convertible note includes an embedded conversion feature that does not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The note holder shall have the option to exchange all or a portion of the face amount of the note into fully paid and non-assessable shares of common stock, at a conversion price equal to the lesser of .001 or 75% of the lowest closing market price for the Company’s stock during the previous 20 trading days. In accordance with ASC 470-20 which deals with instruments containing a conversion feature, the Company estimated the intrinsic value of the beneficial conversion feature to be $5,000, and recorded it as a note discount which was amortized over the term of the convertible note. The discount was fully amortized upon maturity in December, 2012.

NOTE 4 – STOCKHOLDERS’ DEFICIT

On March 8, 2012, the Company issued an aggregate of 500,000 shares of common stock to two directors (250,000 shares each) for services rendered. The Company valued these common shares at $0.30 per common share based on the sale of common stock in a private placement at $0.30 per common share.

NOTE 5 – SUBSEQUENT EVENT

On May 15, 2013 the Company issued a convertible note for a principal amount of $6,500. The note bears an interest rate of six percent and matures on November 15, 2013. The note is convertible, by the holder, into common stock at $0.0065 per share.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

Our business consists of providing consulting services to both public and private companies, concentrating primarily on early stage companies, small businesses and emerging growth companies.

•	Executive search and placement
•	Intellectual property licensing, sale, and joint ventures
•	Corporate strategic planning

In the future, the Company plans on providing additional services to new clients on an as needed basis, including but not limited to:

•	Financial analysis & modeling
•	Marketing & sales strategy development
•	Business plan writing
•	Transactional advisory services

We plan to work with companies that are interested in buying or selling assets or businesses, assisting with conducting the required due diligence, advising on transaction structures and in some cases assisting with identifying possible sources of financing.

Lastly, we are also developing strategies to provide companies at all stages of development with financial and strategic consulting services to improve efficiency and enable growth and stability that results in increased sales and profitability.

Results of Operations

During the periods from September 22, 2009, (inception) through March 31, 2013, the Company has generated $800 of revenue. Expenses for the three months ended in March 31, 2013, and 2012 were $85,735 and $153,983 respectively. Expenses for the period from inception through March 31, 2013, were $1,639,282. The expenses related to the compensation and professional fees. The decrease in expenses in the period ended March 31, 2013 over the same period in 2012 is due primary to the decrease in compensation in the 2013 compared 2012.

Net loss for the three months ended March 31, 2013, was $85,835 compared to $153,985 for the three months ended March 31, 2012, and $1,644,607 for the period from inception through March 31, 2013. The Company has negative working capital of $36,282 as of March 31, 2013. Funds used in operating activities during the three months ended March 31, 2013 were $14,485 compared to fund used of $3,919 in the same period in 2012. Funds provided from financing activities were $14,365 for the period ended March 31, 2013 compared to funds provided of $3,925 for the same period in 2012. All funds in financing activities were advances from an officer and director.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three months ended March 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A: Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits.

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML CAPITAL GROUP, INC.

Dated: May 28, 2013	By:	/s/ Lisa Nelson
Lisa Nelson,
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors