Form 10-Q
period 2013-06-30
ML Capital Group, Inc.
filed 2013-08-14
CIK 1527698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐    TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

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

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 13, 2013, there were 61,319,404 shares of Common Stock of the issuer outstanding.

Table of Contents

Part I	FINANCIAL INFORMATION
		page
Item 1	Financial Statements
	Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3
	Condensed Statements of Operations for the Three And Six Months Ended June 30, 2013 and 2012 and for the period from September 22, 2009 (Date of Inception) to June 30, 2013 (Unaudited)	4
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the period from September 22, 2009 (Date of Inception) to June 30, 2013 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

Part II.	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1. A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Mine Safety Disclosures	13

Item 5	Other Information	13

Item 6	Exhibits	14

PART I:  FINANCIAL INFORMATION

ITEM 1: Financial Statements

ML Capital Group, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$66	$44

Total current assets	66	44

Total Assets	$66	$44

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expense	$3,310	$9,399
Convertible note payable, net	5,542	5,000
Derivative liability	1,667	-
Due to related party	47,314	9,842

Total current liabilities	57,832	24,241

Total liabilities	57,832	24,241

Stockholders’ Deficit
Common stock $.0001 par value, 100,000,000 shares authorized; 61,319,404 and 61,069,404 shares issued and outstanding, respectively	6,132	6,107
Additional paid in capital	1,757,443	1,675,968
Deferred stock compensation	--	(147,500)
Deficit accumulated during the development stage	(1,821,342)	(1,558,772)
Total stockholders’ deficit	(57,767)	(24,197)

Total Liabilities and Stockholders’ Deficit	$66	$44

The accompanying notes are an integral part of the unaudited condensed financial statements

ML Capital Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period from September 22, 2009 (Inception) to June 30,
	2013	2012	2013	2012	2013
Revenue	$--	$800	$--	$800	$800

EXPENSES:

Compensation	148,750		222,500	150,000	1,277,350
Professional fees	3,362	3,906	12,850	7,426	496,738
General and administration expenses	22,264	2,944	24,761	3,410	40,370
Total expenses	174,376	6,850	260,111	160,836	1,814,458
Operating loss	(174,376)	(6,050)	(260,111)	(160,036)	(1,813,658)

Other income(expense)
Loss on derivative expense	(1,667)	--	(1,667)	--	(1,667)
Interest expense	(692)	(650)	(792)	(650)	(6,017)
Total other expense	(2,359)	(650)	(2,459)	(650)	(7,684)

Net loss	$(176,735)	$(6,700)	$(262,570)	$160,686	$(1,821,342)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	61,231,492	59,101,351	61,150,448	58,872,694

The accompanying notes are an integral part of the unaudited condensed financial statements

ML Capital Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30.		For the Period from September 22, 2009 (Inception) June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(262,570)	$(160,686)	$ (1,821,342)
Stock based compensation	222,500	152,500	1,731,250
Amortized debt discount	542	625	5,542
Loss from derivative liability	1,667	--	--
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expense	(6,089)	25	3,310
Net cash used in operating activities	(43,950)	(7,536)	(79,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock sold for cash	--	7,901	20,825
Convertible note	6,500	5,000	11,500
Advances from related party	37,472	4,679	47,314
Net cash provided by financing activities	43,972	17,780	79,639

Net change in Cash	22	10,244	66

Cash at Beginning of Period	44	2	--

Cash at End of Period	$66	$10,246	$66

Supplemental Cash Flow Information
Interest paid	$--	$--	$--
Taxes paid	$--	$--	$--

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

Significant Accounting Policies

 The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form S-1/A filed with the Securities and Exchange Commission (SEC) on March 26, 2013.  Interim results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of future results for the full year.

Basis of presentation and going concern

The Company is presented as a development stage company. Activities during the development stage include development of the Company’s business plan and the raising of capital. As reflected in the accompanying financial statements, the Company had a net loss of $262,576 and net cash used in operations of $43,950 for the six months ended June 30, 2013. The Company has total assets of $66 and a working capital deficit of $57,832 as of June 30, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2013 and 2012 periods include the valuation of stock-based compensation and derivative liability.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Fair value financial instruments

The carrying amounts reported in the balance sheets for accounts payable, accrued expenses and amounts due to related party approximate their fair value based on the short-term maturity of these instruments. The fair value of the Company’s derivative liability was determined based on the estimated intrinsic value of the embedded conversion feature which approximates fair value due to the terms of conversion.

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”).

ASC Topic 820 provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company adjusts the derivative liability resulting from the embedded conversion option on its convertible debt to fair value at each balance sheet date. The fair value of the derivate liability is estimated using level 3 inputs. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	June 30,	Markets for	Observable	Unobservable
	2013	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of derivative liability for embedded conversion option	$1,667	$—	$—	$1,667

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no common stock equivalents and potentially dilutive securities outstanding during the period from September 22, 2009 (inception) through June 30, 2013.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s president from time to time, provided advances to the Company for working capital purposes. At June 30, 2013, and December 31, 2012, the Company had a payable to the president of $47,314 and $9,842, respectively. These advances are due on demand, non-interest bearing and included in due to related party on the accompanying balance sheets.

During the years 2009 to 2013, the Company utilized office space of an affiliate.

During the three months ended June 30, 2013, the Company granted 250,000 shares of the Company’s common stock to a member of its board of directors as consideration for past services on the board.  The Company recorded compensation expenses equal to the estimated fair value of the shares of $0.30 per share, totaling $75,000, based on the most recent sale of common stock in a private placement.

NOTE 3 – CONVERTIBLE NOTE PAYABLE

On June 7, 2012, the Company entered into a convertible promissory note agreement with Morgan Wells Inc.  Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $5,000. The note bears interest at the rate of 8% per annum and matured on December 7, 2012. The note is in default.  The Holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The conversion price shall be the lesser of $0.001 or 75% of the lowest closing market price for the Company’s stock during the previous 20 trading days.

The Company determined that, prior to June 2013, the conversion feature of the convertible note did not meet the criteria of an embedded derivative and therefore the conversion feature was not bi-furcated and accounted for as a derivative because the Company was a private company, there was no quoted price and no active market for the Company’s common stock and any common shares issued upon conversion were not readily convertible to cash.

Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The Company recorded a discount for the beneficial conversion feature of $5,000, which was amortized through which was amortized into interest expense through maturity in December, 2012.

In June 2013, the Company’s common stock began trading on the Over-the Counter Bulletin Board.  As a result, the embedded conversion option is required to be presented as a derivative liability on the balance sheet and adjusted to fair value at each balance sheet date.  The Company estimated the fair value of the derivative liability to be $1,667 as of June 30, 2013, and recorded derivative expense of $1,667 for the three and six months ended June 30, 2013.

On May 15, 2013, the Company entered into a convertible promissory note agreement with Windstream Partners, LLC.  Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $6,500. The note bears interest at the rate of 6% per annum and is due on November 15, 2013.  The Holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The conversion price shall be $0.0065 per share.

The Company recorded a discount against the carrying value of the debt for the beneficial conversion feature totaling $6,500, which will be amortized into interest expense through the maturity date of the note.  During the three and six months ended June 30, 2013, the Company recognized $542 of interest expense from the amortization of the discount.  AS of June 30, 2013, the carrying value of the note was $542, net of unamortized discount of $5,958.

NOTE 4 – STOCKHOLDERS’ DEFICIT

On March 8, 2012, the Company issued an aggregate of 500,000 shares of common stock to two directors (250,000 shares each) for services rendered. The Company valued these common shares at $0.30 per common share based on the sale of common stock in a private placement at $0.30 per common share.

During the three months ended June 30, 2013, the Company granted 250,000 shares of the Company’s common stock to a member of its board of directors as consideration for past services on the board.  The Company recorded compensation expenses equal to the estimated fair value of the shares of $0.30 per share, totaling $75,000, based on the most recent sale of common stock in a private placement.

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

Results of Operations

During the periods from September 22, 2009, (inception) through June 30, 2013, the Company has generated $800 of revenue. Expenses for the three and six months ended June 30, 2013, were $174,376 and $185,137, respectively while for the same periods in 2012 expenses were $6,850 and $160,836 respectively. Expenses for the period from inception through June 30, 2013, were $1,814,458.

The increase in expenses for the three month period ended June 30, 2013 over the same period in 2012 was due to compensation expense of $148,705 and higher filing expense in 2013 compared to 2012. The increase of expenses for the six month period ended June 30, 2013 compared to the same period in 2012 was due to higher filing and accounting cost in 2013 compared to the same period in 2012.

The Company has negative working capital of $57,766 as of June 30, 2013. Funds used in operating activities during the six months ended June 30, 2013 were $43,950 compared to fund used of $7,536 in the same period in 2012. A larger loss in 2013 consisting to higher compensation and higher general expenses versus the same period in 2012 resulted in greater use of funds in 2013 compared to the same period in 2012.  Funds provided from financing activities were $43,972 for the period ended June 30, 2013 compared to funds provided of $17,780 for the same period in 2012. The funds provided by financing activities in 2013 were advances of $37,472 from an officer and director and $6,500 from a convertible note payable.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six months ended June 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ML CAPITAL GROUP, INC.

Dated: August 13, 2013	By:	/s/ Lisa Nelson
Lisa Nelson,
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors