Form 10-Q/A
period 2013-06-30
ML Capital Group, Inc.
filed 2013-08-15
CIK 1527698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

ML Capital Group. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 that was originally filed with the United States Securities and Exchange Commission (the “Commission”) on August 14, 2013 (the “Original Quarterly Report”) for the purposes of correcting the XBRL exhibits that were not uploaded due to an error in the file which could not be tested as the electronic filing system was down. Other than what is discussed above, no other changes have been made to the Original Quarterly Report. This Amendment Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ML CAPITAL GROUP, INC.

Dated: August 15, 2013	By:	/s/ Lisa Nelson
Lisa Nelson,
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors