Form 10-Q
period 2013-09-30
ML Capital Group, Inc.
filed 2013-11-12
CIK 1527698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2013, there were 69,319,404 shares of Common Stock of the issuer outstanding.

Table of Contents

Part I	FINANCIAL INFORMATION
		Page
Item 1	Financial Statements
	Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31,2012	3
	Condensed Statements of Operations for the Three And Nine Months Ended September 30, 2013 and 2012 and for the period from September 22, 2009 (Date of Inception) to September 30, 2013 (Unaudited)	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the period from September 22, 2009 (Date of Inception) to September 30, 2013 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

Part II.	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1. A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Mine Safety Disclosures	13

Item 5	Other Information	13

Item 6	Exhibits	13

PART I:  FINANCIAL INFORMATION

ITEM 1: Financial Statements

ML Capital Group, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$--	$44

Total current assets	--	44

Total Assets	$--	$44

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$674	$--
Accounts payable and accrued expense	3,742	9,399
Convertible note payable, net	8,792	5,000
Derivative liability	1,667	--
Due to related party	62,724	9,842
Deferred revenue	3,375	--

Total current liabilities	80,974	24,241

Total liabilities	80,974	24,241

Stockholders’ Deficit
Common stock $.0001 par value, 100,000,000 shares authorized; 61,319,404 and 61,069,404 shares issued and outstanding, respectively	6,132	6,107
Additional paid in capital	1,757,443	1,675,968
Deferred stock compensation	--	(147,500)
Deficit accumulated during the development stage	(1,844,549)	(1,558,772)
Total stockholders’ deficit	(80,974)	(24,197)

Total Liabilities and Stockholders’ Deficit	$--	$44

The accompanying notes are an integral part of the unaudited condensedfinancial statements

ML Capital Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from September 22, 2009 (Inception) to September 30,
	2013	2012	2013	2012	2013
Revenue	$1,125	$--	$1,125	$800	$1,925

EXPENSES:

Compensation	--	600,000	222,500	750,000	1,277,850
Professional fees	4,063	306,743	16,912	314,474	500,800
General and administration expenses	16,822	3,497	41,584	6,602	57,193
Total expenses	20,855	910,240	280,996	1,071,075	1,835,343
Operating loss	(19,760)	(910,240)	(279,871)	(1,070,275)	(1,833,418)

Other expense-
Loss on derivative expense	--	--	(1,667)	--	(1,667)
Interest expense	(3,448)	(2,517)	(4,239)	(3,167)	(9,464)
Total other expense	(3,448)	(2,517)	(5,906)	(3,167)	(11,131)

Net loss	$(23,208)	$(912,757)	$(285,777)	$(1,073,442)	$(1,844,549)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	61,319,404	59,101,351	61,206,353	58,872,694

The accompanying notes are an integral part of the unaudited condensed financial statements

ML Capital Group, Inc.
(ADevelopment Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		For the Period from September 22, 2009 (Inception) to September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(285,777)	$(1,073,442)	$(1,844,549)
Stock based compensation	222,500	1,350,000	1,731,250
Amortized debt discount	3,792	3,142	8,792
Loss from derivative liability	1,667	--	1,667
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expense	(5,657)	25	3,742
Prepaid	--	(297,500)	--
Deferred revenue	3,375	--	3,375
Net cash used in operating activities	(60,100)	(17,775)	(95,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	674	--	674
Common stock sold for cash	--	7,900	20,825
Convertible note	6,500	5,000	11,500
Advances from related party	52,882	5,431	62,724
Net cash provided by financing activities	60,056	18,331	95,723

Net change in Cash	(44)	556	--

Cash at Beginning of Period	44	2	--

Cash at End of Period	$--	$558	$--

Supplemental Cash Flow Information
Interest paid	$--	$--	$--
Taxes paid	$--	$--	$--

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

Significant Accounting Policies

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form S-1/A filed with the Securities and Exchange Commission (SEC) on March 26, 2013.  Interim results of operations for the three and ninemonths ended September 30, 2013 are not necessarily indicative of future results for the full year.

Basis of presentation and going concern

The Company is presented as a development stage company. Activities during the development stage include development of the Company’s business plan and the raising of capital. As reflected in the accompanying financial statements, the Company had a net loss of $285,777 and net cash used in operations of $60,100 for the nine months ended September 30, 2013. The Company has total assets of zero and a working capital deficit of $80,974 as of September 30, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company derived its revenue from consulting service and the revenue is recognized as services are provided.The Company, at times, receives non-marketable securities representing equity in its customers as consideration for services.  Because the fair value of these securities is not measureable and the securities are not easily convertible to cash, no revenue is recognized.

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

The Company adjusts the derivative liability resulting from the embedded conversion option on its convertible debt to fair value at each balance sheet date. The fair value of the derivate liability is estimated using level 3 inputs. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	September 30,	Markets for	Observable	Unobservable
	2013	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of derivative liability for embedded conversion option	$1,667	$—	$—	$1,667

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no common stock equivalents and potentially dilutive securities outstanding during the period from September 22, 2009 (inception) through September 30, 2013.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s president from time to time, provided advances to the Company for working capital purposes. At September 30, 2013, and December 31, 2012, the Company had a payable to the president of $62,724 and $9,842, respectively. These advances are due on demand, non-interest bearing and included in due to related party on the accompanying balance sheets.

During the years 2009 to 2013, the Company utilized office space of an affiliate.

In May 2013, the Company granted 250,000 shares of the Company’s common stock to a member of its board of directors as consideration for past services on the board.  The Company recorded compensation expenses equal to the estimated fair value of the shares of $0.30 per share, totaling $75,000, based on the most recent sale of common stock in a private placement.

NOTE 3 –CONVERTIBLE NOTE PAYABLE

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

Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The Company recorded a discount for the beneficial conversion feature of $5,000, which was amortized into interest expense through maturity in December 2012.

In June 2013, the Company’s common stock began trading on the Over-the Counter Bulletin Board. As a result, the embedded conversion option is required to be presented as a derivative liability on the balance sheet and adjusted to fair value at each balance sheet date. The Company estimated the fair value of the derivative liability to be $1,667 as of September 30, 2013 and recorded derivative expense of $1,667 for the nine months ended September 30, 2013.

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

The Company recorded a discount against the carrying value of the debt for the beneficial conversion feature totaling $6,500, which will be amortized into interest expense through the maturity date of the note.  The Company recognized interest expense of $3,250 and $3,792, respectively, for the amortization of debt discount during the three and nine months ended September 30, 2013.  As of September 30, 2013, the carrying value of the note was $3,792, net of unamortized discount of $2,708.

NOTE 4 – STOCKHOLDERS’ DEFICIT

On March 8, 2012, the Company issued an aggregate of 500,000 shares of common stock to two directors (250,000 shares each) for services rendered. The Company valued these common shares at $0.30 per common share based on the sale of common stock in a private placement at $0.30 per common share.

In May 2013, the Company granted 250,000 shares of the Company’s common stock to a member of its board of directors as consideration for past services on the board.  The Company recorded compensation expenses equal to the estimated fair value of the shares of $0.30 per share, totaling $75,000, based on the most recent sale of common stock in a private placement.

NOTE 5 – SUBSEQUENT EVENTS

On October 18, 2013 the Company issued 6,000,000 shares of common stock to two individuals for $30,000 in cash.

In October 21, 2013 the Company signed a two year consulting agreement with an entity for which the Company issued 2,000,000 shares of its S-8 commons stock for services with a value of $99,800.  Under the terms of the agreement the Company will issue an additional 1,000,000 shares of its S-8 common stock on or before November 21, 2013.

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

Results of Operations

During the periods from September 22, 2009, (inception) through September 30, 2013, the Company has generated $1,925 of revenue. Expenses for the three and nine months ended September 30, 2013, were $20,855 and $280,996, respectively; while for the same periods in 2012 expenses were $910,240 and $1,071,075, respectively. Expenses for the period from inception through September 30, 2013, were $1,835,343.

The $889,000 decrease in expenses for the three month period ended September 30, 2013 over the same period in 2012 was attributable directly stock based compensation of $900,000 for the three month period ended September 30, 2012 compared to zero during the same period in 2013. However other expenses including advertising, office expenses, rent and filing fees increased by approximately $11,000 for the three month period ended September 30, 2013 over the same period in 2012. These increased expenses reflect greater business activity in 2013 as compared to 2012.

The Company’s expenses decreased $790,000 during the nine month period ended September 30, 2013 compared to the same period in 2012. This reduction was due primarily to legal cost of $300,000 in 2012 compared to legal costs of $2,735 in 2013 and officer compensation of $750,000 in 2012 compared to officer compensation of $222,500 in the same period in 2013. Although total expenses were down, the Company incurred an increase in other expenses including advertising, accounting, payroll, office expenses and filing fees for nine month period ended September 30, 2013 over the same period in 2012.

The Company has negative working capital of $80,974 as of September 30, 2013. Funds used in operating activities during the nine months ended September 30, 2013 were $60,100 compared to fund used of $17,775 in the same period in 2012. Although there was a smaller net loss in 2013 versus the same period in 2012, cash used in operating activities was $42,325 more in 2013 than in 2012. Stock based compensation was a major item attributing to the lower use of cash in operating activities in 2012 versus the same period in 2013. Funds provided from financing activities were $60,056 for the period ended September 30, 2013 compared to funds provided of $18,331 for the same period in 2012. The funds provided by financing activities in 2013 were advances of $52,882 from an officer and director and $6,500 from a convertible note payable plus a bank overdraft of $674.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine months ended September 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 3: Defaults UponSenior Securities

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

ML CAPITAL GROUP, INC.

Dated: November 11, 2013	By:	/s/ Lisa Nelson
Lisa Nelson, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors