Form 10-K
period 2013-12-31
ML Capital Group, Inc.
filed 2014-03-31
CIK 1527698

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

ML CAPITAL GROUP. INC
(Exact name of Company as specified in its charter)

Nevada	6199	33-1219511
(State or Other Jurisdiction	(Primary Industrial	(IRS Employer
of Incorporation)	Classification Number)	Identification Number)

16810 East Avenue of the Fountains, Suite 120
Fountain Hills, Arizona. 85268
(480) 816-5308
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act  ☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act  ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒     No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of March 27, 2014 was 79,239,905. The aggregate number of shares of the voting stock held by non-affiliates on March 26, 2014 was 38,739,905 with a market value of $4,842,488. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ML Capital Group, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1: Description of Business

Our Company

ML Capital Group, Inc. was incorporated under the laws of the State of Nevada on September 22, 2009. The Company is currently traded on the OTC Bulletin Board and OTC Market System under the symbol “MLCG”.

Our business consists of providing consulting services to both public and private companies, concentrating primarily on early stage companies, small businesses and emerging growth companies, with a principal focus on serving companies in the green technology and alternative energy industries.

To date, Ms. Nelson has been primarily responsible for managing the majority of the Company’s operations, and the needs of the Company’s clients, which include the following responsibilities:

-	Developing intellectual property around specific products or services
-	Corporate strategic planning and implementation
-	Executive search and placement
-	Establish relationships with companies for new business development
-	Make introductions to other companies as a potential strategic or financial partner

We plan to work with companies that are interested in buying or selling assets or businesses, assisting with conducting the required due diligence, advising on transaction structures, and in some cases assist with identifying possible sources of financing at the request of a client.

Employees

During the period from September 22, 2009 (date of inception) through December 31, 2013, Ms. Nelson devoted an average of approximately between twenty-five (25) hours per week to over forty (40) hours per week as required by the business. For calendar year 2013, Ms. Nelson has devoted at least thirty (30) hours a week to the Company but may increase that number as necessary to further develop its business. As of this date and through calendar year 2014, Ms. Nelson will continue to provide these services at no cost to the Company, and there is no current employment agreement in place. Currently the Company has one full time employee, our CEO Mrs. Lisa Nelson, a part time executive assistant and office manager, and has hired other professionals to take care of the other operational and administrative aspects of the business for legal services, auditing, bookkeeping, EDGAR filings, and applications and website development.

Item 1A: Risk Factors

Not applicable to small reporting Companies

Item 1B: Unresolved Staff Comments.

None

Item 2: Description of Property

On May 16, 2013 the Company signed a lease for 950 square feet of space with the lease commencing on July 1, 2013 and expiring on August 1, 2015. Under the terms of the lease the Company paid monthly lease rental of $900 per month plus estimated CAM and taxes from July 1, 2013 through December 31, 2013. The Company is further obligated to pay monthly rental of $950 plus CAM and taxes from January 1, 2014 through June 30, 2014 and $950 in monthly rental plus CAM and taxes through the term of the lease ending July 31, 2015.

Item 3: Legal Proceedings

On December 3, 2013 Premier Media Services, Inc filed a civil suit (Premier Media Services, Inc. v ML Capital Group Inc., Case No. CC2014215992RC. North Mesa Justice Court, CA) claiming damages of $4,450 of unpaid fees and legal costs and shares received at a value of $5,000 for breach of contract and to release the shares held. Premier claims the Company terminated the contract on 30day notice while the contract required a 90 day notice. The Company has counter claimed that Premier breached the contract and did not act in good faith while committing fraud and enjoying unjust enrichment. The trial is set for May 9, 2014.
.
Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock has been listed on the Over-the-Counter Bulletin Board (“OTCBB”) maintained by the Financial Industry Regulatory Authority under the Symbol “MLCG.OB,” since June 12, 2013. Prior to that time, there was no public market for our common stock. The table below lists the high and low closing prices per share of our common stock since our stock was first traded, as quoted on the OTCBB.

Fiscal 2013	Low	High
First Quarter	NA	NA
Second Quarter	1.00	1.15
Third Quarter	0.045	1.45
Fourth Quarter	0.024	0.09

Fiscal 2012
First Quarter	NA	NA
Second Quarter	NA	NA
Third Quarter	NA	NA
Fourth Quarter	NA	NA

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

At March 26, 2014, the closing price of our common stock was $0.125. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up mark-down or commission and may not necessarily represent actual transactions.

As of March 27, 2014, there were approximately 57 record holders of our common stock.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate declaring or paying any dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors considers relevant.

Item 6: Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Our revenues for the periods ended December 31, 2013 and 2012 were $2,250 and $800, respectively. The revenue was related to the providing of consulting services to an affiliate party.

Operating Expenses

General and administrative expense for 2013 decreased 50% from $1,533,069 in 2012 to $770,601 in 2013. The decrease in general and administrative expense was attributable to lower stock based compensation in 2013 over 2012.The major categories included:

	2013	2012
Compensation	$222,500	$1,050,000
Professional fees	501,076	470,070
Other	47,025	12,999
	$770,601	$1,533,069
.
Other Income (Expense)

Other expenses increased from $5,225 in 2012 to $62,045 in 2013. The increase was attributed to the issuance of convertible debt in 2013 resulting in a derivative liabilities in 2013 compared to none in 2012 and interest expense of $9,960 in 2013 compared to $5,225 in 2012.

Financial Condition

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and to satisfy our contractual obligations, primarily for the repayment of debt.

As we operated at a loss, generating negative cash flow from operations, during 2013, we believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations during 2013. Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

Cash Flows and Working Capital

We had no cash and a working capital deficit of $82,828 at December 31, 2013 as compared to a cash balance of $44 and a working capital deficit of $24,197 at December 31, 2013. The major factors in the decrease in working capital is attributed to a derivative liability of $56,351 in 2013 verse none in 2012 and increased notes payable net of discount of $12,548 in 2013 compared to $5,000 in 2012.

Operations used $20,595 of cash during 2012 as compared to $68,528 used during 2013. The use of operating cash flows during 2013 was principally attributable to the Company’s net loss, offset by non-cash charges for amortization of debt discount, stock based compensation or derivatives.

Financing activities provided cash flows of $20,637 during 2012 as compared to $68,484 provided during 2013. Cash flows provided by financing activities during the 2013 period related to issuance of convertible debentures $28,667 for cash and the sale of stock for $45,000.

Debt

At December 31, 2013, we had $32,000 of indebtedness outstanding, consisting of convertible debentures with an outstanding balance of $32,000, with $12,548, net of discount.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8: Financial Statements and Supplementary Data

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T): Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which The Company view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

The Company has not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

-
Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Executive Officer.  Our President does not possess accounting expertise and our company does not have an audit committee.

-
Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is not reviewed by anyone.

These weaknesses are due to the company’s lack of working capital to hire additional staff. To remedy the material weaknesses, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B: Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our By-laws provide that the number of directors who shall constitute the entire board shall be such number as the board of directors shall at the time have designated. Each director shall be elected for a term of one year and until his or her successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office, with the successor elected for the unexpired term and until the successor is elected and qualified. Our board of directors does not currently have any committees.

The officers and directors of the Company are as follows:

Name	Age	Title
Lisa Nelson	45	Founder, President, Chairman
Carolyn Redendo	45	Director
Carlos Lopez	44	Director

Lisa Nelson - Ms. Nelson, our Founder, Chairman and Chief Executive Officer, has been with the Company since inception. An experienced and successful entrepreneur, Ms. Nelson is the founder and owner of an internet-based retail business, Gift Baskets by Lisa, which she started as a “bricks and mortar” business and then transformed into an online “retailer.” Ms. Nelson is also an active organizer and participant in local charities and initiatives sponsored by her church to help children and the elderly and has been instrumental in organizing fundraisers for such causes. Ms. Nelson is a member of both the Fountain Hills Chamber of Commerce and the Greater Fountain Hills Business Alliance and chaired the 2011 Anasazi Book Fair.

Ms. Nelson began her career in the health care industry as a medical assistant/phlebotomist, eventually advancing to the position of Licensed Practical Nurse (LPN) at Southwest Mesa Dialysis, where she managed an entire floor of patient beds. She also worked as an LPN at Scottsdale Dialysis and then at the outpatient unit at Scottsdale Healthcare. Ms. Nelson earned her nursing degree from Mandell Medical School in 1986.

The Company relies upon Ms. Nelson’s experience as a business owner and in the medical industry, as well as her qualifications as a community minded leader. Ms. Nelson is not an independent director by virtue of her control ownership of the Company and being and officer.

Carolyn Redendo –Ms. Redendo has been a director of the Company since April, 2013, Ms. Redendo oversees the operations and culinary evolution of her restaurants in Fountain Hills, Arizona. With over ten years of experience as a restaurant owner and operator, Carolyn understands how to create compelling restaurant concepts. Carolyn Redendo received her Bachelor of Arts in psychology at Hofstra University and also a Masters in Educational Leadership at Northern Arizona University. She spent over ten years as a reading specialist, teacher, and an assistant administrator for Murphy School District.

Carlos Lopez - Mr. Lopez has been a director of the Company since March 2012. Mr. grew up in Los Gatos, California and graduated High School in 1986. After graduation Mr. Lopez headed to San Diego, California to attend college where his studies focused on business administration and marketing.

In 1996, Mr. Lopez accepted a contract position and moved to Seattle, Washington to help launch a new medical directory. After his contract expired, Mr. Lopez changed directions and pursued a career as a Loan Officer. In his 16 years in the Real Estate finance field Mr. Lopez’s' career flourished; he has held Underwriter positions, Operations Manager positions and Sales manager positions. He was responsible for the daily functions of a high producing branch and the support of 20 Loan officers. His last position held was a Washington State Sales manager for a Mortgage Broker based out of Colorado. He played a key role in the emergence of a new mortgage broker in an already thriving and competitive market.

Mr. Lopez now lives in Scottsdale, Arizona where he and his wife own LGD Info Tech, LLC a SharePoint and InfoPath consulting firm. Mr. Lopez also is a licensed life insurance agent and is in the process of obtaining his real estate license. In his spare time Carlos volunteers as a Rugby and Soccer coach. He also enjoys camping with his wife and three young children.

Mr. Lopezs background is both diversified and consists of managing teams of people  qualifications that the Company believes to be helpful towards its business plans and serving its clients. Mr. Lopez is not an independent director.

Conflict of Interest

The Officer and Director of the Company will devote most of her time to the Company however; there will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

 Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2013 and written representations that no other reports were required, the Company believes that not all persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock have complied with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

There is no audit committee.

Item 11: Executive Compensation.

The Company’s former CEO and a former member of the board of directors, had a three year employment agreement with the Company and the Company issued 2,000,000 shares of restricted common stock, The Company valued these common shares at the fair value of $0.30 per common share or $600,000 vest as follows: 16 2/3% six months from the effective date; 16 2/3% one year from the effective date; and the remaining 66 2/3% vesting in equal monthly installments over the two years thereafter. During February 2013, Mr. Songer resigned from the Company as its CEO and a member of the board of directors, and returned all 2,000,000 shares which have been canceled by the Company.

The Company’s present Chief Executive Officer did not received any compensation for the years ended December 31, 2012 and 2013.

Summary Executive Compensation Table

The following table shows compensation awarded to or paid to, or earned by our Chief Executive Officer.

Name	Years	Fees Earned Paid in Cash($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)
Lisa Nelson	2013	--	--	--	--	--	--	--
	2012	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--

Director Compensation

We do not currently pay any cash fees to our director, nor do we pay director’s expenses in attending board meetings. During the year ended December 31, 2013 Carolyn Redendo received 250,000 share of common stock valued at $75,000.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 27, 2014 we had 79,239,905 shares of common stock outstanding held by 57 stockholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of March 27, 2014; of all directors and executive officers of ML Capital Group; and of our directors and officers as a group.

		Amount of
	Name, Title and Address of Beneficial	Beneficial	Percent of
Title Of Class	Owner of Shares (a)	Ownership (b)	Ownership

Common	Lisa Nelson (c)	40,000,000	50.5%
	Carlos Lopez (d)	250,000	0.3%
	Carolyn Redendo (e)	250,000	0.3%
	All Directors and Officers as a group (3 persons)	40,500,000	51.1%
________________
(a) The address for purposes of this table is the Company’s address which is 16810 Avenue of the Fountains, Fountain Hills, AZ 85268.

(b) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(c) Ms. Nelson received 40,000,000 shares for organizational services, services rendered and for continuing with the Company on October 20, 2009.

(d) Mr. Carlos Lopez received 250,000 shares for services as a director to the Company on March 9, 2012.

(e) Ms. Carolyn Redendo received 250,000 shares for services as a director to the Company on April 2013.

Securities Authorized for Issuance under Equity Compensation Plans.

Stock Incentive Plan.

On September 19, 2013, the Company adopted the 2013 Equity Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 10,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September 19, 2013. Stocks granted under this plan are to be exercisable is established by the board of directors, in its sole discretion, on the date of the grant. Through December 31, 2013, the Company has granted 1,000,000 shares under this plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation Plans approved by security holders	10,000,000	0	9,000,000

Equity compensation plans not approved by security holders	--	--

Total	10,000,000	--	9,000,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the amount of shares to be issued pursuant to the Plan.

Item 13: Certain Relationships and Related Transactions

The Company’s President, Lisa Nelson, provided advances to the Company from time to time for working capital purposes. As of December 31, 2013, the Company owes to Ms. Nelson notes payable of $6,556. The advances are due on demand and non-interest bearing.

For the year ended December 31, 2013, the Company recorded revenues of $2,250 from TEN Associates LLC (TEN), a company wholly-owned by Ms. Nelson’s husband. TEN paid the Company $2,250 based upon consulting services rendered on behalf of one of TEN’s clients. There are no agreements or arrangements between TEN and the Company with respect to any business.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm D. Brooks & Associates CPA’s, P.A.

	2013	2012
Audit fees	$8,500	$4,000
Audit related fees	-	-
Tax fees	--	--
All other fees	-	-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2013.

PART IV

Item 15: Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS **	XBRL Instance Document	X

101.SCH **	XBRL Taxonomy Extension Schema Document	X

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	X

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheets, Statements of Operations, Statement of Stockholder’s Equity, Statements of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML CAPITAL GROUP, INC.

By:	/s/ Lisa Nelson
Lisa Nelson, President, Chairman

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ Lisa Nelson	President, Chairman, Principal	March 31, 2014
Executive Officer, Principal
Financial Officer, Treasurer

/s/ Carolyn Redendo	Director	March 31, 2014

/s/ Carlos Lopez	Director	March 31, 2014

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants ● Valuation Analyst ● Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ML Capital Group, Inc.

We have audited the accompanying balance sheets of ML Capital Group, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from September 22, 2009 (inception) through December 31, 2013. ML Capital Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of ML Capital Group’s internal control over financial reporting as of December 31, 2013 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ML Capital Group, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for each of the years then ended and for the period from September 22, 2009 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a stockholder’s deficit and an accumulated deficiency as of December 31, 2013. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A
West Palm Beach, FL
March 31, 2014

D. Brooks and Associates CPA’s, P.A. 8918 Marlamoor Lane, West Palm Beach, FL 33412 – (954) 592-2507

ML CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$--	$44
Deferred debt issuance expense	1,444	--
Total Current Assets	1,444	44

Total Assets	$1,444	$44

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$93	$--
Accounts payable and accrued expense	6,474	9,399
Convertible note payable- net of discount of $19,452	12,548	5,000
Due to related party	6,556	9,842
Derivative liability	56,351	--
Deferred revenue	2,250	--
Total Current Liabilities	84,272	24,241

Commitment and Contingencies	--	--

STOCKHOLDERS' DEFICIT:
Common stock ($0.0001 par value; 100,000,000 shares authorized; 72,452,382 and 61,069,404 shares issued and outstanding at December 31, 2013 and 2012, respectively)	7,246	6,107
Additional paid-in capital	2,972,691	1,675,968
Deferred stock compensation	(673,593)	(147,500)
Deficit accumulated during development stage	(2,389,172)	(1,558,772)

Total Stockholders' Deficit	(82,828)	(24,197)

Total Liabilities and Stockholders' Deficit	$1,444	$44

The accompanying notes are an integral part of these financial statements.

ML CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from
			September 22, 2009
	For the Years Ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013

Revenue- related party (2013)	$2,250	$800	$3,050

OPERATING EXPENSES:
Compensation	222,500	1,050,000	1,277,350
Professional fees	501,076	470,070	984,964
Other general and administrative	47,025	12,999	62,634

Total operating expenses	770,601	1,533,069	2,324,948

LOSS FROM OPERATIONS	(768,351)	(1,532,269)	(2,321,898)

OTHER EXPENSE
Derivative liability	(52,085)	-	(52,058)
Interest expense	(9,960)	(5,225)	(15,189)
Total other expense	(62,045)	(5,225)	(67,274)

NET LOSS	$(830,396)	$(1,537,494)	$(2,389,172)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	63,554,590	59,848,031

The accompanying notes are an integral part of these financial statements.

ML CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated
	Common Stock		Additional		During	Total
	Number of		Paid-in	Deferred Stock	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

Balance, September 22, 2009 (Inception)	-	$-	$-	$--	$-	$-

Shares issued to founders	48,500,000	4,850	-	--	-	4,850

Shares issued for services to consultants	14,000,000	1,400	-	--	-	1,400

Net loss for the period	-	-	-	--	(5,550)	(5,550)

Balance, December 31, 2009	62,500,000	6,250	-	----	(5,550)	700

Sale of common stock at $0.30	40,990	4	12,296		-	12,300

Net loss for the year	-	-	-	--	(1,418)	(1,418)

Balance, December 31, 2010	62,540,990	6,254	12,296	--	(6,968)	11,582

Sale of common stock at $0.30	2,081	-	624	--	-	624

Cancellation of shares	(4,000,000)	(400)	400	--	-	-

Net loss for the year	-	-	-	--	(14,310)	(14,310)

Balance, December 31, 2011	58,543,071	5,854	13,320	--	(21,278)	(2,104)

Shares issued for services	5,500,000	550	1,649,450	(147,500)	--	1,502,500

Sale of common stock	26,333	3	7,898	--	--	7,901

Cancellation of common stock	(3,000,000)	(300)	300	--	--	--

Discount on convertible debt	--	--	5,000	--	--	5,000

Net loss for the year	--	--	--	--	(1,537,494)	(1,537,494)

Balance, December 31, 2012	61,069,404	6,107	1,675,968	(147,500)	(1,558,772)	(24,197)

Common stock issued for services	4,125,000	413	1,228,038	(1,134,450)	--	(94,001)

Sale of common stock	9,000,000	900	44,100	--	---	45,000

Common stock issued upon conversion of convertible debt	257,978	26	1,651	--	--	1,667

Cancellation of common stock	(2,000,000)	(200)	200	--	--	--

Reclassification of derivative liability upon conversion of convertible debt	--	---	22,734	--	--	22,734

Amortization of deferred stock compensation	--	--	--	608,358	--	608,358

Net loss	--	--	--	---	(830,396)	(830,396)

Balance, December 31, 2013	72,452,382	$7,246	$2,972,691	$(673,593)	$(2,389,172)	$(82,828)

The accompanying notes are an integral part of these financial statements

ML CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			September 22, 2009
			(Inception) to
	For the Years Ended December 31,		December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(830,396)	$(1,537,494)	$(2,389,172)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	702,358	1,502,500	2,211,108
Change in fair value of derivative discount	52,085	--	52,085
Derivative expense	7,548	5,000	12,548
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(2,929)	9,399	6,474
Amortization of debt issuance costs	556	--	556
Deferred revenue	2,250	--	2,250

NET CASH USED IN OPERATING ACTIVITIES	(68,528)	(20,595)	(104,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	93	--	93
Proceeds from issuance of convertible debt	28,677	5,000	33.676
Payment of debt issuance costs	(2,000)	--	(2,000)
Advance from related party	--	7,736	9,842
Repayment of advances from related party	(3,286)	--	(3,286)
Proceeds from sale of common stock	45,000	7,901	65,825

NET CASH PROVIDED BY FINANCING ACTIVITIES	68,484	20,637	104,151

NET INCREASE (DECREASE) IN CASH	(44)	42	--

CASH - beginning of period	44	2	--

CASH - end of period	$-	$44	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

NON-CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of common stock	$200	$400	$900
Convertible debt converted to common stock	$1,667	$--	$1,667

Repayment of advances from related party	(3,286)	--	(3,286)
Proceeds from sale of common stock	45,000	7,901	65,825

The accompanying notes are an integral part of these financial statements.

ML CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

ML Capital Group, Inc. (the “Company”) was incorporated in the State of Nevada on September 22, 2009. The Company’s principal business is focused on providing financial consulting services. The Company is in the development stage, and has not realized significant revenues from its operations.

Basis of presentation

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

Concentration of revenue

For the year ended December 31, 2013, all of the Company’s revenue was derived from one affiliated company (see Note 3) and all of the Company’s revenue for the year ended December 31, 2012 was from one customer.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of stock-based compensation and derivative liabilities.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Fair value measurements and fair value of financial instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
•
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for accounts payable, accrued expenses and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company’s derivative liabilities are adjusted to fair value on a recurring basis using Level 2 inputs (See Note 5).

The following table sets forth by level within the fair value hierarchy the Company’s financial liabilities that were accounted for at fair value as December 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of December 31, 2013	$--	$56,351	$--	$56,351

Income taxes

The Company utilizes ASC Topic 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. As of December 31, 2013 and 2012, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations.

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive securities consisting of 24,673 and 2,482,631 shares underlying convertible debt for the years ended December 31, 2012 and 2013 are not included in the calculation of diluted loss per share because their impact was antidilutive.

Concentration of credit risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

The Company has not experienced any losses in such accounts through December 31, 2013. There were no balances in excess of FDIC insured levels as of December 31, 2013 and 2012.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has a working capital deficit of $82,828 and an accumulated deficit of $2,389,172 as of December 31, 2013. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s president from time to time, provided advances to the Company for working capital purposes. At December 31, 2013 and 2012, the Company had a payable to the president of $6,556 and $9,842, respectively. These advances are due on demand, non-interest bearing and are included in due to related party on the accompanying balance sheets.

During the year ended December 31, 2013 all of the Company’s revenue, totaling $2,250 was from an entity controlled by a relative of the Company’s president.

On February 2, 2013, the Company terminated the employment agreement of October 11, 2012 for the Chief Executive Officer of the Company. The termination was of mutual agreement and the company and Chief Executive Officer mutually released the other party. As part of the termination agreement 2,000,000 shares held by the Chief Executive Officer were returned to the Company to be cancelled.

On May 6, 2013 the Company issued 250,000 shares of common stock to one of the directors with a value of $75,000.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On June 7, 2012, the Company entered into a convertible promissory note agreement with Morgan Wells Inc. Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $5,000. The note bears interest at the default rate of 22% per annum and matured on December 7, 2012. The note is in default. The Holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The conversion price shall be 75% of the lowest closing market price for the Company’s stock during the previous 20 trading days.

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

Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The Company recorded a discount for the beneficial conversion feature of $5,000, which was amortized into interest expense through maturity in December 2012. The carrying amount of the debt as of December 31, 2012 and 2013 was $5,000.

In June 2013, the Company’s common stock began trading on the Over-the Counter Bulletin Board. As a result, the embedded conversion option is required to be presented as a derivative liability on the balance sheet and adjusted to fair value at each balance sheet date. The Company estimated the fair value of the derivative liability to be $1,667 as of the date the Company’s began trading on the Over-the Counter Bulletin Board resulting in a derivative expense of $1,667. The derivative liability was adjusted to its fair value of $1,851 as of December 31, 2013, resulting in additional derivative expense of $184 for the year ended December 31, 2013.

On May 15, 2013, the Company entered into a convertible promissory note agreement with Windstream Partners, LLC. Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $6,500. The note bears interest at the rate of 8% per annum and matured on November 15, 2013. The note was convertible into shares of the Company’s common stock at $.0065 per share. The Company recorded a discount against the carrying value of the debt for the beneficial conversion feature totaling $6,500, which was amortized into interest expense through the maturity date of the note. The Company recognized interest expense of $6,500 for the amortization of the debt discount for the year ended December 31, 2013. In October 2013, the note was transferred to a third party and accrued interest of $165 was added to the principal. The current holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The conversion price shall be the lower of 1) 50% of the average of the lowest 2 trading prices during the 20 trading days immediately preceding the conversion date, or 2) $0.0065 per share. The maturity date of the note was extended to July 15, 2014. During the year ended December 31, 2013, he holder of the note converted principal of $1,666 in 257,978 share of common stock. The embedded conversion feature, after the transfer of the note, is required to be recorded as a derivative liability adjusted to fair value at each reporting date. On the date of transfer, the Company recorded an initial derivative liability of $52,000, of which $5,000 was recorded as a discount against the note and $47,000 was recorded as derivative expense. The derivative liability was adjusted to its fair value of $31,170 as of December 31, 2013, resulting in derivative income of $20,830 for the year ended December 31, 2013. The Company recorded amortization of the discount of $1,410 for the year ended December 31, 2013, and the carrying value of the note as of December 31, 2013, was $1,410, net of remaining discount of $3,590.

In October 2013, the Company issued a convertible promissory note agreement in the principal amount of 22,000. The note bears interest at the rate of 8% per annum and matures July 18, 2014. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. On the date of transfer, the Company recorded an initial derivative liability of $23,331, of which $22,000 was recorded as a discount against the note and $1,331 was recorded as derivative expense. The fair value of the derivative as of December 31, 2013 did not change from the date of issuance. The Company recorded amortization of the discount of $6,138 for the year ended December 31, 2013, and the carrying value of the note as of December 31, 2013, was $6,138, net of remaining discount of $15,862.

NOTE 5 – DERIVATIVE LIABILITIES

The Company estimates the fair value of its embedded conversion features using Monte Carlo simulations and Black Scholes.  During the year ended December 31, 2013, the Company used the following assumptions in estimating the fair value of its embedded derivatives:

Volatility – 399.42 to 404.43%

Risk Free Rate – 0.10% to 0.16%

Term – 0.54 to 0.75 Years –

Dividend Rate – none

Activity related to the embedded derivatives for the year ended December 31, 2013 is summarized as follows:

Balance at December 31, 2012	$-
Initial Issuances	76,998
Conversions	(22,734)
Change in Fair Value	2,087
Balance at December 31, 2013	$56,351

NOTE 6 – STOCKHOLDERS’ DEFICIT

On September 19, 2013, the Company adopted the 2013 Equity Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 10,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September 19, 2013.  Stocks granted under this plan are to be exercisable is established by the board of directors, in its sole discretion, on the date of the grant. Through December 31, 2013, the Company has granted 1,000,000 shares under this plan.

On September 22, 2009 (date of Inception), the Company issued 48,500,000 shares of its common stock to its founders. The Company valued these common shares at a nominal value of $0.0001 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $4,850.

In October 2009, pursuant to six month consulting agreements, the Company issued 14,000,000 shares of its common stock to consultants for business development services. The Company valued these common shares at a nominal value of $0.0001 per common share.

During the year ended December 31, 2010, the Company sold 40,990 shares of its common stock at $0.30 per common share for proceeds of $12,300.

During the year ended December 31, 2011, the Company sold 2,081 shares of its common stock at $0.30 per common share for proceeds of $624.

On December 6, 2011, the Company cancelled 4,000,000 shares of its common stock. In connection with cancellation of these common shares, the common stock value was reduced by $400 and additional paid in capital was increased by $400.

During the year ended December 31, 2012, the Company sold 26,333 shares of its common stock at $0.30 per common shares for proceeds of $7,901.

On March 8, 2012, the Company issued an aggregate of 500,000 shares of common stock to two directors (250,000 shares each) for services rendered. The Company valued these common shares at $0.30 per common share based on the sale of common stock in a private placement at $0.30 per common share.

On June 27, 2012, the Company entered into a one-year consulting agreement for business development services. In connection with the consulting agreement, the Company issued 1,000,000 shares of its common stock. These shares were valued at $0.30 per share based on the sale of common stock in a private placement at $0.30 per common share. In connection with issuance of these common shares, the Company recorded stock-based professional fees of $152,500 and a deferred stock based compensation of $147,500 as of December 31, 2012 which was amortized into expense during the year ended December 31, 2013.

On July 20, 2012, the Company cancelled 3,000,000 shares of its common stock previously issued to three consultants in 2009 and issued 1,000,000 additional shares to another consultant for services rendered in 2009. In connection with cancellation of the common shares, the common stock value was reduced by $300 and additional paid in capital was increased by $300, and an expense of $300,000 was recognized for the additional 1,000,000 shares at $0.30 per share based on recent sales of common stock in a private placement at $0.30 per common share.

On July 20, 2012, the Company granted 2,000,000 vested shares of common stock to its then chief executive officer for services. The Company valued these common shares at the fair value of $0.30 per common share for a total of $600,000 based on the sale of common stock in a private placement at $0.30 per common share. In February 2013, the employment agreement was terminated and all the shares were returned to the Company.

On August 16, 2012, the Company entered into an agreement for legal services rendered.  In connection with the agreement, the Company issued 1,000,000 shares of its common stock. These shares were valued at $0.30 per share based on the sale of common stock in a private placement at $0.30 per common share. In connection with issuance of these common shares, the Company recorded professional fees of $300,000.

In May 2013, the Company granted 250,000 shares of the Company’s common stock to a member of its board of directors as consideration for past services on the board.  The Company recorded compensation expenses equal to the estimated fair value of the shares of $0.30 per share, totaling $75,000, based on the most recent sale of common stock in a private placement

On July 29, 2013 the Company issued 125,000 shares of common stock to one entity with a value of $52,500 for services to be rendered over a one year period.  The Company recognized expenses of $21,887 during the year ended December 31, 2013 and $30,613 is recorded as deferred stock compensation as of December 31, 2013.

On August 2, 2013 the Company issued 2,500,000 shares of common stock to one individual with a value of $1,034,250 for one year of legal services. As of December 31, 2013 the Company deferred $673,593 as deferred stock based compensation.

On September 15, 2013 the Company issued 250,000 shares of common stock to one individual with a value of $18,750 for services.

On October 28, 2013 the Company issued 3,000,000 shares of common stock to one individual for $15,000 in cash.

On November 11, 2013 the Company issued 257,978 shares of common stock for the conversion of $1,667 of convertible debt to stock.

On December 1, 2013 the Company issued 2,000,000 shares of common stock to one individual for $10,000 in cash.

On December 4, 2013 the Company issued 1,000,000 shares of common stock to one individual with a value of $47,600 for service.

On December 5, 2013 the company issued 2,000,000 shares of common stock to two individuals for $10,000 in cash.

On December 16, 2013 the Company issued 2,000,000 shares of common stock to one individual for $10,000 in cash.

NOTE 7 – INCOME TAXES

The Company has incurred aggregate cumulative net operating losses of approximately $66,000 for income tax purposes as of December 31, 2013. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2030 through 2032. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$22,440	$17,000
Total gross deferred tax assets	22,440	17,000
Less: valuation allowance	(22,440)	(17,000)
Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2013 and 2012 was $22,440 and $17,000, respectively. The increase in valuation allowance during 2013 and 2012 was $5,444 and $11,890, respectively.

The Company’s effective income tax rate differs from the statutory rate due to permanent differences related to stock-based compensation and the change in valuation allowance.

NOTE 8 – LEASE

On May 16, 2013 the Company signed a lease for 950 square feet of space with the lease commencing on July 1, 2013 and expiring on August 1, 2015.  Under the terms of the lease the Company paid monthly lease rental of $900 per month plus estimated CAM and taxes from July 1, 2013 through December 31, 2013.  The Company is further obligated to pay monthly rental of $950 plus CAM and taxes from January 1, 2014 through June 30, 2014 and $950 in monthly rental plus CAM and taxes through the term of the lease ending July 31, 2015.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On December 3, 2013 Premier Media Services, Inc filed a civil suit (Premier Media Services, Inc. v ML Capital Group Inc., Case No. CC2014215992RC. North Mesa Justice Court, CA) claiming damages of $4,450 of unpaid fees and legal costs and shares received at a value of $5,000 for breach of contract and to release the shares held. Premier claims the Company terminated the contract on 30 day notice while the contract required a 90 day notice.  The Company has counter claimed that Premier breached the contract and did not act in good faith while committing fraud and enjoying unjust enrichment. The trial is set for May 9, 2014. The Company is unable to determine a likely outcome and not recorded any amounts related to this matter.

NOTE 10 – SUBSEQUENT EVENTS

On January 3, 2014 the Company issued 1,000,000 shares of common stock to one individual for $5,000 in cash.

On January 9, 2014 the Company issued 1.000.000 shares of common stock for $5,000 in cash.

On January 14, 2014 the Company issued 300,000 shares of common stock to one individual with a value of $11,370 for services.

On January 28, 2014 the Company issued 393,446 shares of common stock for the conversion of $2,558 of convertible debt.

On February 4, 2014 the Company issued 394,057 shares of common stock for the conversion of $2,561 of convertible debt.

On February 6, 2014 the Company issued 200,000 shares of common stock to one entity for services valued at $8,000.

On February 7, 2014 the Company issued 1,000,000 to one individual for $5,000 in cash.

On March 3, 2014 the Company issued 2,500,000 of common stock for the conversion of $2,500 of convertible debt.