Form 10-Q
period 2014-03-31
ML Capital Group, Inc.
filed 2014-05-14
CIK 1527698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2014 there were 82,041,905 shares of Common Stock of the issuer outstanding.

Table of Contents

Part I	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3
	Condensed Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the period from September 22, 2009 (Date of Inception) to March 31, 2014 (Unaudited)	4
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the period from September 22, 2009 (Date of Inception) to March 31, 2014 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

ML Capital Group, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$6,950	$--
Prepaid inventory	7,905	--
Deferred debt issuance cost	2,166	1,444

Total current assets	17,021	1,444

Total Assets	$17,021	$1,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$--	$93
Accounts payable and accrued expense	3,166	6,474
Convertible note payables, net of discount $54,661 and $19,452, respectively	19,839	12,548
Derivative liability	78,256	56,351
Due to related party	--	6,556
Deferred revenue	1,125	2,250

Total current liabilities	102,386	84,272

Total liabilities	102,386	84,272

Stockholders’ Deficit
Common stock $.0001 par value, 100,000,000 shares authorized; 80,739,905 and 72,452,382 shares issued and outstanding, respectively	8,074	7,246
Additional paid in capital	3,108,477	2,972,691
Deferred stock compensation	(431,777)	(673,598)
Deficit accumulated during the development stage	(2,770,139)	(2,389,172)
Total stockholders’ deficit	(85,365)	(82,828)

Total Liabilities and Stockholders’ Deficit	$17,021	$1,444

The accompanying notes are an integral part of the unaudited condensed financial statements

ML Capital Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		For the Period from September 22, 2009 (Inception) to March 31,
	2014	2013	2014

Revenue	$1,125	$--	$4,175

EXPENSES:
Compensation	20,007	73,750	1,297,357
Professional fees	301,933	9,488	1,286,897
General and administration expenses	23,743	2,497	86,377
Total expenses	345,683	85,735	2,670,631

Operating loss	(344,558)	(85,735)	(2,666,456)

Other income (expense)
Forgiveness on debt	524	--	524
Change in fair value of derivative liability	(18,530)	--	(70,588)
Interest expense	(18,404)	(100)	(33,593)
Total other income (expense)	36,410	(100)	(103,657)

Net loss	$(380,968)	$(85,835)	$(2,770,139)

Loss per share (basic and diluted)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	77,374,249	61,069,404

The accompanying notes are an integral part of the unaudited condensed financial statements

ML Capital Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		For the Period from September 22, 2009 (Inception) to March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(380,968)	$(85,835)	$(2,770,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	304,191	73,750	2,515,299
Amortization of debt discount	14,791	--	15,347
Loss from derivative liability	18,530	--	83,163
Changes in operating assets and liabilities:
Accounts payable and accrued expense	(3,190)	(2,400)	3,284
Prepaid Inventory	(7,905)	--	(7,905)
Deferred revenue	(1,125)	--	1,125
Net cash used in operating activities	(55,676)	(14,485)	(159,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(93)	76	--
Common stock sold for cash	20,000	--	85,825
Payment of debt issuance costs	(725)	-	(2,725)
Proceeds from convertible note	50,000	--	83,676
Payment of advances from related parties	(6,556)	--	(9,842)
Advances from related party	--	14,365	9,842
Net cash provided by financing activities	62,626	14,441	166,776

Net change in Cash	6,950	(44)	6,950

Cash at Beginning of Period	--	44	--

Cash at End of Period	$6,950	$--	$6,950

Supplemental Cash Flow Information
Interest paid	$--	$--	$--
Taxes paid	$--	$--	$--

NON-CASH INVESTING AND FINANCING ACTIVITIES
Convertible debt converted to common stock	$7,500	$-	$9,166

 The accompanying notes are an integral part of the unaudited condensed financial statements

ML CAPITAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

ML Capital Group, Inc. (the “Company”) was incorporated in the State of Nevada on September 22, 2009.

The Company’s business consists of providing consulting services to both public and private companies, concentrating primarily on early stage companies, small businesses and emerging growth companies, with a principal focus on serving companies in the green technology and alternative energy industries. The Company has embarked upon an expansion into developing products and services that are focused on the electronic cigarettes (e-cigs) industry.

The Company is in the development stage, and has not realized significant revenues from its operations.

Significant Accounting Policies

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2014. Interim results of operations for the three months ended March 31, 2014 are not necessarily indicative of future results for the full year.

Basis of presentation and going concern

The Company is presented as a development stage company. Activities during the development stage include development of the Company’s business plan and the raising of capital. As reflected in the accompanying financial statements, the Company had a net loss of $380,968 and net cash used in operations of $55,676 for the three months ended March 31, 2014. The Company has total assets of $17,021 and a working capital deficit of $85,365 as of March 31, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2014 and 2013 periods include the valuation of stock-based compensation and derivative liabilities.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Fair value financial instruments

The carrying amounts reported in the balance sheets for accounts payable, accrued expenses and amounts due to related party approximate their fair value based on the short-term maturity of these instruments. The fair value of the Company’s derivative liabilities was determined based on the estimated intrinsic value of the embedded conversion feature which approximates fair value due to the terms of conversion and a modified Black Scholes method incorporating Monte Carlo simulation.

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

The Company adjusts the derivative liability resulting from the embedded conversion option on its convertible debt to fair value at each balance sheet date. The fair value of the derivate liability is estimated using level 3 inputs. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	March 31,	Markets for	Observable	Unobservable
	2014	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of derivative liability for embedded conversion option	$78,256	$—	$78,256	$—

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive securities consisting of 3,262,050 and 16,667 shares underlying convertible debt for the Three months period ended March 31, 2014 and 2013 are not included in the calculation of diluted loss per share because their impact was antidilutive.

 Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s president from time to time, provides advances to the Company for working capital purposes. At March 31, 2014, and December 31, 2013, the Company had a payable to the president of zero and $6,556, respectively. These advances were due on demand, non-interest bearing and included in due to related party on the accompanying balance sheets.

During the three month period ended March 31, 2014 the president of the Company received compensation of $20,000 in cash compared to zero during the same period in 2013.

NOTE 3 – CONVERTIBLE NOTE PAYABLE

On June 7, 2012, the Company entered into a convertible promissory note agreement with Morgan Wells Inc. Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $5,000. The note bears interest at the rate of 8% per annum and matured on December 7, 2012. The note was convertible to common stock at 75% of the lowest closing market price for the Company’s stock during the previous 20 trading days. On February 14, 2014 $2,500 of principal was converted to 2,500,000 shares of common stock of the Company. As of March 31, 2014 the note had a principal balance of $2,500.

On May 15, 2013, the Company entered into a convertible promissory note agreement with Windstream Partners, LLC. Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $6,500. The note bears interest at the rate of 8% per annum and matured on November 15, 2013. The note was convertible into shares of the Company’s common stock at $.0065 per share. The Company recorded a discount against the carrying value of the debt for the beneficial conversion feature totaling $6,500, which was amortized into interest expense through the maturity date of the note. In October 2013, the note was transferred to a third party and accrued interest of $165 was added to the principal. The current holder shall had the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The conversion price was the lower of 1) 50% of the average of the lowest 2 trading prices during the 20 trading days immediately preceding the conversion date, or 2) $0.0065 per share. The embedded conversion feature, after the transfer of the note, is required to be recorded as a derivative liability adjusted to fair value at each reporting date. On the date of transfer, the Company recorded an initial derivative liability of $52,000, of which $5,000 was recorded as a discount against the note and $47,000 was recorded as derivative expense. The maturity date of the note was extended to July 15, 2014. During the year ended December 31, 2013, the holder of the note converted principal of $1,666 in 257,978 share of common stock. The derivative liability was adjusted to its fair value of $31,170 as of December 31, 2013, and the fair value of $31,170. During the three months ended March 31, 2014, the holder of the note converted the remaining principal and accrued interest totaling $5,119 into 787,523 shares of common stock and the fair value of the conversion feature totaling $31,170 was reclassified into additional paid in capital. The Company recorded amortization of the discount of $3,590 for the three months ended March 31, 2014.The carrying value of the note as of December 31, 2013, was $1,410, net of unamortized discount of $3,590. No amounts remain outstanding under the note.

In October 2013, the Company issued a convertible promissory note agreement in the principal amount of 22,000. The note bears interest at the rate of 8% per annum and matures July 18, 2014. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $23,331, of which $22,000 was recorded as a discount against the note and $1,331 was recorded as derivative expense. The fair value of the derivative as of December 31, 2013 did not change from the date of issuance. The Company recorded amortization of the discount of $7,174 for the three months ended March 31, 2014. The carrying value of the note as of December 31, 2013, was $6,138, net of remaining discount of $15,862. The carrying value of the note as of March 31, 2014, was $13,312, net of remaining discount of $8,688.

On February 28, 2014 the Company issued a convertible promissory note in the principal amount of $30,000. The note bears interest at the rate of 8% per annum and matures February 28, 2015. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $32,400debt discount of $30,000 and derivative expense of $2,400. The debt discount of $30,000 is being amortized into interest expense over the term of the note. Amortization for the three months ended March 31, 2014, totaled $2,548 and the carrying value of the note as of March 31, 2014, is $2,548, net of unamortized discount of $27,452.

On March 4, 2014, the Company issued a convertible promissory note in the principal amount of $20,000. The note bears interest at the rate of 8% per annum and matures March 4, 2015. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $21,600, debt discount of $20,000 and derivative expense of $1,600. The debt discount of $20,000 is being amortized into interest expense over the term of the note. Amortization for the three months ended March 31, 2014, totaled $1,479 and the carrying value of the note as of March 31, 2014, is $1,479, net of unamortized discount of $18,521.

NOTE 4 – STOCKHOLDERS’ DEFICIT

On January 3, 2014 the Company issued 1,000,000 shares of common stock to one individual for $5,000 in cash.

On January 9, 2014 the Company issued 1.000.000 shares of common stock for $5,000 in cash.

On January 14, 2014 the Company issued 300,000 shares of common stock to one individual with a fair value based on recent stock sales, of $11,370 for services rendered.

On January 28, 2014 the Company issued 393,446 shares of common stock for the conversion of $2,558 of convertible debt and accrued interest.

On February 4, 2014 the Company issued 394,057 shares of common stock for the conversion of $2,561 of convertible debt and accrued interest.

On February 6, 2014 the Company issued 200,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $8,000 was recorded as deferred stock compensation to be amortized to expense over the six months period, resulting in expenses of $2,323 for the three months ended March 31, 2014.

On February 7, 2014 the Company issued 1,000,000 shares of common stock to one individual for $5,000 in cash.

On March 3, 2014 the Company issued 2,500,000 shares of common stock for the conversion of $2,500 of convertible debt and accrued interest.

On March 7, 2014 the Company issued 1,000,000 shares of common stock to one individual for $5,000 in cash

On March 7, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months, the fair value of $15,500 based on recent sales, was recorded as deferred stock compensation to be amortized into expense over six months, resulting in expenses of $2,038 for the three months ended March 31, 2014.

On March 27, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $27,500, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $603 for the three months ended March 31, 2014.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – SUBSEQUENT EVENTS

On April 1, 2014 the Company entered into a note agreement whereby the Company is obligated to a note with a principal amount of $600,000 plus prepaid interest $60,000 and prepaid legal fees $5,000 for an aggregate amount of $665,000. Additional interest of 8% on the outstanding balance is also incurred. The note matures on April 1, 2015 and is convertible, at the note holder’s option, into common shares of the Company. The Company will receive principal from the note of $50,000 per month starting in April 2014 and for 11 months thereafter, for a total of $600,000. In addition, the Company has issued warrants to the note holder which vest in equal amounts, over the 12 month period. The note holder may purchase up to 11,083,333 shares of the Company’s common stock at $0.06 per share per warrant or convert the warrants to common stock on a formula as cashless warrants.

On April 17, 2014 the Company issued 2,000 shares of common stock valued at $15,500 based on recent stock sales to one entity for legal services.

On April 17, 2014 the Company issued 800,000 shares of common stock valued at $57,000, based on recent stock sales to two directors of the Company.

On April 17, 2014 the Company issued 500,000 shares of common stock valued at $35,700, based on recent stock sales, to one individual appointed to the advisory board.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our business consists of providing consulting services to both public and private companies, concentrating primarily on early stage companies, small businesses and emerging growth companies, with a principal focus on serving companies in the green technology and alternative energy industries. The Company embarked upon an expansion into developing products and services that are focused in the electronic cigarettes (e-cigs) industry. In addition the Company is anticipating the launch of a smartphone application to market products related to its new venture.

To date, the President has been primarily responsible for managing the majority of the Company’s operations, and the needs of the Company’s clients, which include the following responsibilities:

•	Developing intellectual property around specific products or services
•	Corporate strategic planning and implementation
•	Executive search and placement
•	Establish relationships with companies for new business development
•	Make introductions to other companies as a potential strategic or financial partner

We plan to work with companies that are interested in buying or selling assets or businesses, assisting with conducting the required due diligence, advising on transaction structures, and in some cases assist with identifying possible sources of financing at the request of a client.

The Company’s expansion into the electronic cigarettes (e-cigs) industry has been carefully considered and is focused strictly on developing products, services, smartphone applications, and intellectual property that provides added value to the Company. To date, the Company is in the final stages of developing and commercializing its branded and trademarked SuperStar Vapor Pen – which is an electronic smoking device similar to an electronic cigarette that enables people to consume tobacco, wax, or liquid form in a highly efficient, clean and safe manner. In addition, the Company is also finalizing the development of a smartphone application that will provide location based services and detailed information on medical marijuana dispensaries on a national scale.

Results of Operations

During the periods from September 22, 2009, (inception) through March 31, 2014, the Company has generated $4,175 of revenue from related parties. Expenses for the three months ended March 31, 2014, were $345,683 while for the same period in 2013 expenses were $85,735. Expenses for the period from inception through March 31, 2014, were $2,670,631.

The $259,948 increase in expenses for the three month period ended March 31, 2014 over the same period in 2013 was primarily attributable to professional fees of $301,933 for the three month period ended March 31, 2014 compared to $9,488 during the same period in 2013. The large increase in professional fees can be attributed to increased stock based compensation awarded in 2014 verses 2013. General and administrative expenses increased to $17,247 for the period ended March 31, 2014 from $2,497 in the same period in 2013 while other compensation decreased from $73,750 in 2013 to $20,007 in 2014.

The Company has negative working capital of $85,365 as of March 31, 2014. Funds used in operating activities during the three months ended March 31, 2014 were $55,676 compared to fund used of $14,485 in the same period in 2013 or $41,191 more in 2014 than in 2013.

Funds provided from financing activities were $62,626 for the period ended March 31, 2014 compared to funds provided of $14,441 for the same period in 2013. The funds provided by financing activities in 2014 were proceeds from stock sales of $20,000, proceeds from convertible notes of $50,000 offset by payments of advances from related parties of $6,556 and debt issuance costs of $725.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three months ended March 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

On December 3, 2013 Premier Media Services, Inc filed a civil suit (Premier Media Services, Inc. v ML Capital Group Inc., Case No. CC2014215992RC. North Mesa Justice Court, CA) claiming damages of $4,450 of unpaid fees and legal costs and shares received at a value of $5,000 for breach of contract and to release the shares held. Premier claims the Company terminated the contract on 30 day notice while the contract required a 90 day notice. The Company has counter claimed that Premier breached the contract and did not act in good faith while committing fraud and enjoying unjust enrichment. The trial is set for May 9, 2014. The Company is unable to determine a likely outcome and has not recorded any amounts related to this matter.

Item 1A: Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2014 the Company issued 4,000,000 shares to four individuals for $20,000 in cash.

Item 3: Defaults Upon Senior Securities.

None

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

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
_____________
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

ML CAPITAL GROUP, INC.

Dated: May 14, 2014	By:	/s/ Lisa Nelson
Lisa Nelson
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors