Form 10-Q/A
period 2014-03-31
ML Capital Group, Inc.
filed 2014-06-05
CIK 1527698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q/A
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

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 14, 2014, there were 82,041,905 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014 (the "Form 10-Q"), is solely to revise the disclosure on the cover page to indicate that the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, May 14, 2014, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6:  Exhibits.

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

101.INS**	XBRL Instance Document *

101.SCH**	XBRL Taxonomy Extension Schema Document *

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document *

* Previously filed
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

ML CAPITAL GROUP, INC.

Dated: June 5, 2014	By:	/s/ Lisa Nelson
Lisa Nelson,
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors