Form 10-Q
period 2014-06-30
ML Capital Group, Inc.
filed 2014-08-14
CIK 1527698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 333-184636

ML CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA 33-1219511
(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

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

As of August 14, 2014 there were 84,462,424 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

ML Capital Group, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23,218	$--
Inventory	6,042	--
Prepaid	12,325	--
Deferred debt issuance cost	3,808	1,444

Total current assets	45,393	1,444

Total Assets	$45,393	$1,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$--	$93
Accounts payable and accrued expense	3,985	6,474
Convertible notes payable, net of discount $161,555 and $19,452, respectively	60,945	12,548
Derivative liability	694,330	56,351
Due to related party	--	6,556
Deferred revenue	--	2,250

Total current liabilities	759,260	84,272

Total liabilities	759,260	84,272

Stockholders’ Deficit
Common stock $.0001 par value, 500,000,000 shares authorized; 84,212,424 and 72,452,382 shares issued and outstanding, respectively	8,421	7,246
Additional paid in capital	3,261,490	2,972,691
Deferred stock compensation	(168,640)	(673,598)
Accumulated deficit	(3,815,138)	(2,389,172)
Total stockholders’ deficit	(713,867)	(82,828)

Total Liabilities and Stockholders’ Deficit	$45,393	$1,444

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ML Capital Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Sales	$4,335	$--	$5,460	$--
Cost of goods sold	1,309	--	1,309	--
Gross Margin	3,026	--	4,151	--

Expenses:
Compensation	14,993	148,750	35,000	222,500
Professional fees	410,590	3,362	712,523	12,850
General and administration expenses	93,979	22,264	117,722	24,761
Total expenses	519,562	174.376	865,245	260,111

Operating loss	(516,536)	(174,376)	(861,094)	(260,111)

Other income (expense)
Other income	300	--	300	--
Amortization of debt discounts	(18,380)	--	(33,171)	--
Derivative liability	(505,800)	(1,667)	(524,330)	(1,667)
Interest expense	(4,282)	(692)	(7,895)	(792)
Gain on debt forgiveness	-	--	524	--
Other expense	(300)	--	(300)	--
Total other expense	(528,462)	(2,359)	(564,872)	(2,459)

Net loss	$(1,044,998)	$(176,735)	$(1,425,966)	$(262,570)

Loss per share (basic and diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average common shares (basic and diluted)	80,739,905	61,231,492	80,135,037	61,150,448

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ML Capital Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,425,966)	$(262,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	705,246	222,500
Amortization of debt discount	33,171	542
Loss from derivative liability	524,330	1,667
Changes in operating assets and liabilities:
Inventory	(6,042)	--
Accounts payable and accrued expense	(2,489)	(6,089)
Prepaid and deferred debt issue cost	(16,133)	--
Deferred revenue	(2,250)	--
Net cash used in operating activities	(190,133)	(43,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(93)	--
Common stock sold for cash	20,000	--
Proceeds from convertible note	200,000	6,500
Payment of advances from related parties	(6,556)	--
Advances from related party	--	37,472
Net cash provided by financing activities	213,351	43,972

Net change in Cash	23,218	22

Cash at Beginning of Period	--	44

Cash at End of Period	$23,218	$66

Supplemental Cash Flow Information
Interest paid	$--	$--
Taxes paid	$--	$--

NON-CASH INVESTING AND FINANCING ACTIVITIES
Convertible debt converted to common stock	$30,645	$-

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ML Capital Group, Inc.
Notes to Condensed Consolidated Financial Statements
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

On April 14, 2014 the Company amended their Articles of Incorporation increasing the authorized number of shares to common stock to 500,000,000.

On May 27, 2014 the Company formed a wholly owned subsidiary Superstar Products, LLC to facilitate the importation and sale of 3 in 1 vaporized pens. During the period ended June 30, 2014 there was no activity in the subsidiary.

Significant Accounting Policies

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2014. Interim results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of future results for the full year.

Going concern

As reflected in the accompanying financial statements, the Company had a net loss of $1,425,966 and net cash used in operations of $190,133 for the six months ended June 30, 2014. The Company has total assets of $45,393 and a working capital deficit of $713,867 as of June 30, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Presentation

In the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

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

Inventories

Inventories are stated at the lower of cost of market using the first-in; first-out (FIFO) cost method of accounting.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of six months or less and money market accounts to be cash equivalents.

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

ASC Topic 820 provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into six broad levels. The following is a brief description of those six levels:

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

The Company adjusts the derivative liability resulting from the embedded conversion option on its convertible debt to fair value at each balance sheet date. The fair value of the derivate liability is estimated using level 3 inputs. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	June 30,	Markets for	Observable	Unobservable
	2014	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of derivative liability for embedded conversion option	$694,330	$—	$—	$694,330

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive securities consisting of 19,527,400 and 16,667 shares underlying convertible debt warrants for the six months period ended June 30, 2014 and 2013, respectively are not included in the calculation of diluted loss per share because their impact was antidilutive. Potentially dilutive securities consist of:

Warrants not exercised	11,083,333
Convertible debt at June 30, 2014 conversion price	8,444,107
Total dilutive securities	19,527,400

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s president from time to time, provides advances to the Company for working capital purposes. At June 30, 2014, and December 31, 2013, the Company had a payable to the president of zero and $6,556, respectively. These advances were due on demand, non-interest bearing and included in due to related party on the accompanying balance sheets.

During the six month period ended June 30, 2014 the president of the Company received compensation of $35,000 in cash compensation compared to zero during the same period in 2013.

NOTE 3 – CONVERTIBLE NOTE PAYABLE

On June 7, 2012, the Company entered into a convertible promissory note agreement with Morgan Wells Inc. Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $5,000. The note bears interest at the rate of 8% per annum and matured on December 7, 2012. The note is convertible to common stock at 75% of the lowest closing market price for the Company’s stock during the previous 20 trading days. On February 14, 2014 $2,500 of principal was converted to 2,500,000 shares of common stock of the Company. As of June 30, 2014 the note had a principal balance of $2,500.

On May 15, 2013, the Company entered into a convertible promissory note agreement with Windstream Partners, LLC. Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $6,500. The note bears interest at the rate of 8% per annum and matured on November 15, 2013. The note was convertible into shares of the Company’s common stock at $.0065 per share. The Company recorded a discount against the carrying value of the debt for the beneficial conversion feature totaling $6,500, which was amortized into interest expense through the maturity date of the note. In October 2013, the note was transferred to a third party and accrued interest of $165 was added to the principal. The current holder shall had the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The conversion price was the lower of 1) 50% of the average of the lowest 2 trading prices during the 20 trading days immediately preceding the conversion date, or 2) $0.0065 per share. The embedded conversion feature, after the transfer of the note, is required to be recorded as a derivative liability adjusted to fair value at each reporting date. On the date of transfer, the Company recorded an initial derivative liability of $52,000, of which $5,000 was recorded as a discount against the note and $47,000 was recorded as derivative expense. The maturity date of the note was extended to July 15, 2014. During the year ended December 31, 2013, the holder of the note converted principal of $1,666 in 257,978 share of common stock. The derivative liability was adjusted to its fair value of $31,170 as of December 31, 2013. During the six months ended June 30, 2014, the holder of the note converted the remaining principal and accrued interest totaling $5,119 into 787,523 shares of common stock and the fair value of the conversion feature totaling $31,170 was reclassified into additional paid in capital. The Company recorded amortization of the discount of $3,590 for the six months ended June 30, 2014. As of June 30, 2014 the note and interest had been converted to common stock leaving a principal balance of zero.

In October 2013, the Company issued a convertible promissory note agreement in the principal amount of 22,000. The note bears interest at the rate of 8% per annum and matures July 18, 2014. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $23,331, of which $22,000 was recorded as a discount against the note and $1,331 was recorded as derivative expense. The fair value of the derivative as of December 31, 2013 did not change from the date of issuance. The Company recorded amortization of the discount of $15,862 for the six months ended June 30, 2014. The carrying value of the note as of December 31, 2013, was $6,138, net of remaining discount of $15,862. On May 5, 2014 the Company issued 1,120,519 shares of commons stock valued at $23,027 for the conversion of the $22,000 convertible debt and $1,027 of accrued interest.

On February 28, 2014 the Company issued a convertible promissory note in the principal amount of $30,000. The note bears interest at the rate of 8% per annum and matures February 28, 2015. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $32,400 debt discount of $30,000 and derivative expense of $2,400. The debt discount of $30,000 is being amortized into interest expense over the term of the note. Amortization for the six months ended June 30, 2014, totaled $10,048 and the carrying value of the note as of June 30, 2014, is $10,048, net of unamortized discount of $19,952.

On March 4, 2014, the Company issued a convertible promissory note in the principal amount of $20,000. The note bears interest at the rate of 8% per annum and matures March 4, 2015. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $21,600, debt discount of $20,000 and derivative expense of $1,600. The debt discount of $20,000 is being amortized into interest expense over the term of the note. Amortization for the six months ended June 30, 2014, totaled $6,479 and the carrying value of the note as of June 30, 2014, is $6,479, net of unamortized discount of $13,521.

On April 1, 2014 the Company entered into a note agreement whereby the Company is obligated to a note with a principal amount of $600,000 plus prepaid interest $60,000 and prepaid legal fees $5,000 for an aggregate amount of $665,000. Additional interest of 8% on the outstanding balance is also incurred. The current holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The note matures on April 1, 2015 and is convertible, at the note holder’s option, into common shares of the Company after 90 days at the lower of $.0074 or 40% of the average closing price 20 days prior to conversion. The Company received principal from the note of $50,000 per month starting in April 2014 and for 11 months thereafter, for a total of $600,000 of which $150,000 was recorded during the quarter ended June 30, 2014. In addition, the Company has issued warrants to the note holder which vest in equal amounts, over the 12 month period. The note holder may purchase up to 11,083,333 shares of the Company’s common stock at $0.06 per share per warrant or convert the warrants to common stock on a formula as cashless warrants. Because of the variable conversion option contained in the convertible note and the ratchet provision included in the warrant, the Company recorded derivative liabilities totaling $1,706,747 upon issuance of the note, offset by a discount equal to the face value of the funded portion of the notes, or $170,000, and initial derivative expense of $1,536,747. As of June 30, 2014, the derivative liabilities were adjusted to fair value of $694,330, resulting in derivative income of $1,012,418. The fair value of the derivatives were determined using Monte Carlo simulations and modified Black Scholes Models, and assumptions as follows: volatility - 335.9%. Risk Free Rate - 0.88% to 0.91%, Term – 0.75 yrs to 3 Years; Dividend Rate – 0.0%.

NOTE 4 – STOCKHOLDERS’ DEFICIT

On January 3, 2014 the Company issued 1,000,000 shares of common stock to one individual for $5,000 in cash.

On January 9, 2014 the Company issued 1,000,000 shares of common stock for $5,000 in cash.

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

On February 6, 2014 the Company issued 200,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $8,000 was recorded as deferred stock compensation to be amortized to expense over the six month period, resulting in expenses of $6,312 for the six months ended June 30, 2014.

On February 7, 2014 the Company issued 1,000,000 shares of common stock to one individual for $5,000 in cash.

On March 3, 2014 the Company issued 2,500,000 shares of common stock for the conversion of $2,500 of convertible debt and accrued interest.

On March 7, 2014 the Company issued 1,000,000 shares of common stock to one individual for $5,000 in cash

On March 7, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months, the fair value of $15,500 based on recent sales, was recorded as deferred stock compensation to be amortized into expense over six months, resulting in expenses of $5,733 for the six months ended June 30, 2014.

On March 27, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $27,500, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $13,185 for the six months ended June 30, 2014.

On April 17, 2014 the Company issued 2,000 shares of common stock valued at $258 based on recent stock sales to one entity for legal services.

On April 17, 2014 the Company issued 800,000 shares of common stock valued at $57,120, based on recent stock sales to two directors of the Company.

On April 17, 2014 the Company issued 500,000 shares of common stock valued at $35,700, based on recent stock sales, to one individual appointed to the advisory board. The fair value was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $21,224 for the six months ended June 30, 2014.

On May 5, 2014 the Company issued 1,120,519 shares of commons stock valued at $23,027 for the conversion of $22,000 of convertible debt and $1,027 of accrued interest.

On May 16, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $14,650, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $3,612 for the six months ended June 30, 2014.

On May 21, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $11,380, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $2,460 for the six months ended June 30, 2014.

On June 4, 2014 the Company issued 200,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $5,780, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $823 for the six months ended June 30, 2014.

On June 10, 2014 the Company issued 350,000 shares of common stock to one entity for services to be rendered over three months. The fair value of $5,600, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $1,227 for the six months ended June 30, 2014.

The Company has issued warrants to purchase 11,083,333 shares of common stock of which 2,833,333 are exercisable as of June 30, 2014. The warrants have an exercise price of $0.06 per share and expire on April 1, 2017 (See Note 3).

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

NOTE 6 – LEASE

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

NOTE 7 – SUBSEQUET EVENT

On August 1, 2014 the Company issued 250,000 share of common stock with a value of $6,000 for service.

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

Results of Operations

During the three and six month periods ended June 30, 2014 the Company generated $4,335 and $5,460 in revenue compared to zero in the respective periods in 2013. Of the revenue generated $2,250 was from related parties and the balance was product sales.

Cost of goods sold for the three and six month periods ended June 30, 2104 was $1,309 for both periods with zero in the respective periods in 2013. Gross Margin for the three and six month period ended June 30, 2014 was $3,026 and $4,151 compared to zero for both periods in 2013.

Total expenses for the three and six months periods ended June 30, 2014 were $519,562 and $865,245 compared to $174,376 and $260,111 in 2013, respectively. The $605,134 increase in expenses for the six month period ended June 30, 2014 over the same period in 2013 was primarily attributable to professional fees of $712,523 for the six month period ended June 30, 2014 compared to $12,850 and general and administrative expenses of $116,489 for the six months period in 2014 compared to $24,761 during the same period in 2013. The large increase in professional fees can be attributed to increased stock based compensation awarded in 2014 verses 2013.

Other expense for the three and six month period ended June 30, 2014 was $528,462 and $564,872 compared to $2,359 and $2,459 in the respective periods in 2013. The large variance in 2014 over 2013 was attributed to derivative liability expense of $505,800 and $524,330 for the three and six months periods ended June 30, 2014 compared to zero for both respective periods in 2013. Additional during the three and six months periods ended June 30, 2014 amortization of debt discount was $18,380 and $33,171 compared to zero for the respective periods in 2013.

The Company has negative working capital of $713,867 as of June 30, 2014 compared to $82,828 as of December 31, 2013. Funds used in operating activities during the six months ended June 30, 2014 were $190,133 compared to fund used of $43,950 in the same period in 2013 or $146,183 more in 2014 than in 2013. A larger loss offset by stock based compensation and derivative expense attributed to the variance between 2014 and 2013.

Funds provided from financing activities were $213,351 for the period ended June 30, 2014 compared to funds provided of $43,972 for the same period in 2013. The funds provided by financing activities in 2014 were proceeds from stock sales of $20,000, proceeds from convertible notes of $200,000 offset by payments of advances from related parties of $6,556 and reduction in bank overdraft of $93.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six months ended June 30, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2014 the Company issued 4,000,000 shares to four individuals for $20,000 in cash.

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
_______________
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

ML CAPITAL GROUP, INC.

Dated: August 14, 2014	By:	/s/ Lisa Nelson
Lisa Nelson,
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors