Form 10-Q
period 2014-09-30
ML Capital Group, Inc.
filed 2014-11-19
CIK 1527698

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014 there were $189,260,686 ares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ML Capital Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$79,767	$-
Inventory	12,514	-
Prepaid	12,325	-
Deferred debt issuance cost	4,308	1,444

Total current assets	108,914	1,444

Fixed Assets, net	4,387	-

Total Assets	$113,301	$1,444

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$93	$93
Accounts payable and accrued expense	6,790	6,474
Convertible notes payable, net of discount $185,887 and $19,452, respectively	276,552	12,548
Derivative liability	791,008	56,351
Due to related party	-	6,556
Deferred revenue	-	2,250

Total current liabilities	1,074,443	84,272

Total Liabilities	1,074,443	84,272

Stockholders' Defecit
Common stock, $.001 par value; 3,000,000,000 shares authorized;
86,443,043 (2014) and 72,452,382 (2013) shares issued and
outstanding, respectivly	8,644	7,246
Additional paid-in capital	3,283,734	2,972,691
Deferred stock compensation	(39,053)	(673,598)
Accumulated deficit	(4,214,467)	(2,389,172)

Total stockholders' deficit	(961,142)	(82,833)

Total Liabilities and Stockholders' Deficit	$113,301	$1,444

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ML Capital Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Sales	$9,340	$1,125	$14,800	$1,125
Costs of goods sold	(5,825)	-	(7,134)	-
Gross Margin	3,515	1,125	7,666	1,125

Expenses:
Compensation	-	-	35,000	222,500
Professional fees	112,711	4,063	825,234	16,912
General and administrative expenses	192,322	16,822	310,044	41,584

Total operating expenses	305,033	20,885	1,170,278	280,996

Operating loss	(301,518)	(19,760)	(1,162,612)	(279,871)

Other income (expense):
Other income	-	-	300	-
Amortization of debt discounts	(125,394)	-	(140,035)	-
Derivative liability income (expense)	60,248	-	(464,082)	(1,667)
Interest expense	(51,095)	(3,448)	(58,990)	(4,239)
Gain on debt forgiveness	-	-	524	-
Other expense	(100)	-	(400)	-
Total other expense	(116,341)	(3,448)	(662,683)	(5,906)

Net loss	$(417,859)	$(23,208)	$(1,825,295)	$(285,777)

Net loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	85,604,909	61,319,404	82,082,747	61,206,353

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ML Capital Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(1,825,295)	$(285,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	863,090	222,500
Amortization of discount on convertible notes	158,565	3,792
Loss from derivative liability	464,082	1,667
Changes in operating assets and liabilities:
Inventory	(12,514)	-
Accounts payable and accrued expense	316	(5,657)
Prepaid and other	(15,191)	-
Deferred revenue	(2,250)	3,375
Net cash used in operating activities	(369,197)	(60,100)

Cash flows from financing activities:
Purchase of furniture and fixtures	(4,387)	-
Net cash used in operating activities	(4,387)	-

Cash flows from financing activities:
Bank overdraft	(93)	674
Common stock sold for cash	20,000	-
Proceeds from convertible note	440,000	6,500
Repayment of advances from related parties	(6,556)	-
Advances from related party	-	52,882
Net cash provided by financing activities	453,351	60,056

Net increase in cash and cash equivalents	79,767	(44)

Cash and cash equivalents, beginning	-	44

Cash and cash equivalents, ending	$79,767	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Schedule of non-cash investing and financing activities:

Conversion of convertible debentures to common stock	$30,645	$-

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

On May 27, 2014 the Company formed a wholly owned subsidiary Superstar Products, LLC to facilitate the importation and sale of 3 in 1 vaporized pens. During the period ended September 30, 2014 there was no activity in the subsidiary.

On September 30, 2014 the Company amended their Articles of Incorporation increasing the authorized number of shares of common stock to 3,000,000,000.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been consolidated in consolidation.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2014. Interim results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of future results for the full year.

Going concern

As reflected in the accompanying financial statements, the Company had a net loss of $1,825,295 and net cash used in operations of $369,197 for the nine months ended September 30, 2014. The Company has total assets of $113,301 and a working capital deficit of $965,529 as of September 30, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Presentation

In the period ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

Fixed assets

Fixed Assets are stated at historical cost less depreciation. Cost of acquisition is inclusive of taxes, duties, freight, installation and allocated incidental expenditure during construction/ acquisition.

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

The Company adjusts the derivative liability resulting from the embedded conversion option on its convertible debt to fair value at each balance sheet date. The fair value of the derivate liability is estimated using level 3 inputs. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	September 30,	Markets for	Observable	Unobservable
	2014	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of derivative liability for embedded conversion option s	$791,008	$—	$—	$791,008

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive securities consisting of 183,519,230 and 16,667 shares underlying convertible debt warrants for the nine month period ended September 30, 2014 and 2013 respectively are not included in the calculation of diluted loss per share because their impact was antidilutive. Potentially dilutive securities consist of:

Warrants not exercised	11,083,333
Convertible debt at September 30, 2014 conversion price	172,435,897
Total dilutive securities	183,519,230

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s president from time to time, provides advances to the Company for working capital purposes. At December 31, 2013, the Company had a payable to the president of $6,556, which was repaid during the nine months ended September 30, 2014. These advances were due on demand, non-interest bearing and included in due to related party on the accompanying balance sheets.

During the nine month period ended September 30, 2014 the president of the Company received compensation of $35,000 in cash compensation compared to 222,500 during the same period in 2013.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

On June 7, 2012, the Company entered into a convertible promissory note agreement with Morgan Wells Inc. Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $5,000. The note bears interest at the rate of 8% per annum and matured on December 7, 2012. The note was convertible to common stock at 75% of the lowest closing market price for the Company’s stock during the previous 20 trading days. On February 14, 2014 $2,500 of principal was converted to 2,500,000 shares of common stock of the Company. As of September 30, 2014 the note had a principal balance of $2,500.

On May 15, 2013, the Company entered into a convertible promissory note agreement with Windstream Partners, LLC. Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $6,500. The note bears interest at the rate of 8% per annum and matured on November 15, 2013. The note was convertible into shares of the Company’s common stock at $.0065 per share. The Company recorded a discount against the carrying value of the debt for the beneficial conversion feature totaling $6,500, which was amortized into interest expense through the maturity date of the note. In October 2013, the note was transferred to a third party and accrued interest of $165 was added to the principal. The current holder shall had the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The conversion price was the lower of 1) 50% of the average of the lowest 2 trading prices during the 20 trading days immediately preceding the conversion date, or 2) $0.0065 per share. The embedded conversion feature, after the transfer of the note, is required to be recorded as a derivative liability adjusted to fair value at each reporting date. On the date of transfer, the Company recorded an initial derivative liability of $52,000, of which $5,000 was recorded as a discount against the note and $47,000 was recorded as derivative expense. The maturity date of the note was extended to July 15, 2014. During the year ended December 31, 2013, the holder of the note converted principal of $1,666 in 257,978 share of common stock. The derivative liability was adjusted to its fair value of $31,170 as of December 31, 2013. During the nine months ended September 30, 2014, the holder of the note converted the remaining principal and accrued interest totaling $5,119 into 787,523 shares of common stock and the fair value of the conversion feature totaling $31,170 was reclassified into additional paid in capital. The Company recorded amortization of the discount of $3,590 for the nine months ended September 30, 2014. As of September 30, 2014 the note and interest had been converted to common stock leaving a principal balance of zero.

In October 2013, the Company issued a convertible promissory note agreement in the principal amount of 22,000. The note bears interest at the rate of 8% per annum and matures July 18, 2014. The note was convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature was required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $23,331, of which $22,000 was recorded as a discount against the note and $1,331 was recorded as derivative expense. The fair value of the derivative as of December 31, 2013 did not change from the date of issuance. The Company recorded amortization of the discount of $15,862 for the nine months ended September 30, 2014. The carrying value of the note as of December 31, 2013, was $6,138, net of remaining discount of $15,862. On May 5, 2014 the Company issued 1,120,519 shares of commons upon the conversion of the $22,000 convertible debt and $1,027 of accrued interest. No amounts remain outstanding as of September 30, 2014

On February 28, 2014 the Company issued a convertible promissory note in the principal amount of $30,000. The note bears interest at the rate of 8% per annum and matures February 28, 2015. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $32,400 debt discount of $30,000 and derivative expense of $2,400. The debt discount of $30,000 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2014, totaled $17,548 and the carrying value of the note as of September 30, 2014, is $17,548, net of unamortized discount of $12,452.

On March 4, 2014, the Company issued a convertible promissory note in the principal amount of $20,000. The note bears interest at the rate of 8% per annum and matures March 4, 2015. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $21,600, debt discount of $20,000 and derivative expense of $1,600. The debt discount of $20,000 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2014, totaled $11,479 and the carrying value of the note as of September 30, 2014, is $11,479, net of unamortized discount of $8,521.

On April 1, 2014 the Company entered into a note agreement whereby the Company is obligated to a note with a principal amount of $600,000 plus prepaid interest of $60,000 and prepaid legal fees of $5,000 for an aggregate amount of $665,000. Additional interest of 8% on the outstanding balance is also incurred. The current holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The note matures on April 1, 2015 and is convertible, at the note holder’s option, into common shares of the Company after 90 days at the lower of $.0074 or 40% of the average closing price 20 days prior to conversion. The Company is to receive principal from the note of $50,000 per month starting in April 2014 and for 11 months thereafter, for a total of $600,000 of which $300,000 was received during the nine months ended September 30, 2014. In addition, the Company has issued warrants to the note holder which vest in equal amounts, over the 12 month period. The note holder may purchase up to 11,083,333 shares of the Company’s common stock at $0.06 per share per warrant or convert the warrants to common stock on a formula as cashless warrants. Because of the variable conversion option contained in the convertible note and the ratchet provision included in the warrant, the Company recorded derivative liabilities totaling $1,706,747 upon issuance of the note, offset by a discount equal to the face value of the funded portion of the notes, which became convertible during the nine months ended September 30, 2014, or $170,000, and initial derivative expense of $1,536,747. As of September 30, 2014, the derivative liabilities were adjusted to fair value of $615,552, resulting in derivative income of $1,091,196. The fair value of the derivatives was determined using Monte Carlo simulations and modified Black Scholes Models, and assumptions as follows: volatility - 302.1%. Risk Free Rate - 0.88% to 0.91%, Term – 0.75 yrs to 2.75 Years; Dividend Rate – 0.0%.

On July 2, 2014 the Company issued a convertible promissory note in the principal amount of $40,000. The note bears interest at the rate of 8% per annum and matures July 2, 2015. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $43,200 debt discount of $40,000 and derivative expense of $3,200. The debt discount of $40,000 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2014, totaled $10,000 and the carrying value of the note as of September 30, 2014, is $10,000, net of unamortized discount of $30,000.

On July 2, 2014 the Company issued a convertible promissory note in the principal amount of $50,000. The note bears interest at the rate of 8% per annum and matures July 2, 2015. The note is convertible into shares of the Company’s common stock at 50% of the lowest trading price during the 20 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $54,000, debt discount of $50,000 and derivative expense of $4,000. The debt discount of $50,000 is being amortized into interest expense over the term of the note. Amortization for the nine months ended September 30, 2014, totaled $12,500 and the carrying value of the note as of September 30, 2014, is $12,500, net of unamortized discount of $37,500.

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

On February 6, 2014 the Company issued 200,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $8,000 was recorded as deferred stock compensation to be amortized to expense over the six month period, resulting in expenses of $8,000 for the nine months ended September 30, 2014.

On February 7, 2014 the Company issued 1,000,000 shares of common stock to one individual for $5,000 in cash.

On March 3, 2014 the Company issued 2,500,000 shares of common stock for the conversion of $2,500 of convertible debt and accrued interest.

On March 7, 2014 the Company issued 1,000,000 shares of common stock to one individual for $5,000 in cash

On March 7, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months, the fair value of $15,500 based on recent sales, was recorded as deferred stock compensation to be amortized into expense over six months, resulting in expenses of $15,500 for the nine months ended September 30, 2014.

On March 27, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $27,500, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $27,500 for the nine months ended September 30, 2014.

On April 4, 2014 the Company issued 238,000 shares of common stock valued at $30,702, based on recent stock sales, to an entity for services to be rendered over six months. The fair value was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $30,702 for the nine months ended September 30, 2014.

On April 17, 2014 the Company issued 2,000 shares of common stock valued at $258 based on recent stock sales to one entity for legal services.

On April 17, 2014 the Company issued 800,000 shares of common stock valued at $57,120, based on recent stock sales to two directors of the Company.

On April 17, 2014 the Company issued 500,000 shares of common stock valued at $35,700, based on recent stock sales, to one individual appointed to the advisory board. The fair value was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $32,725 for the nine months ended September 30, 2014.

On May 5, 2014 the Company issued 1,120,519 shares of commons stock valued at $23,027 for the conversion of $22,000 of convertible debt and $1,027 of accrued interest.

On May 16, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $14,650, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $10,998 for the nine months ended September 30, 2014.

On May 21, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $11,380, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $7,727 for the nine months ended September 30, 2014.

On June 4, 2014 the Company issued 200,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $5,780, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $3,853 for the nine months ended September 30, 2014.

On June 5, 2014 the Company issued 300,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $8,100, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $5,400 for the nine months ended September 30, 2014.

On June 10, 2014 the Company issued 350,000 shares of common stock to one entity for services to be rendered over three months. The fair value of $5,600, based on recent sales, was recorded as deferred stock based compensation to be amortized over three months, resulting in expenses of $5,600 for the nine months ended September 30, 2014.

On June 27, 2014 the Company issued 500,000 shares of common stock to an individual for services to be rendered over six months. The fair value of $15,000, based on recent sales, was recorded as deferred stock based compensation to be amortized over three months, resulting in expenses of $7,500 for the nine months ended September 30, 2014.

On August 1, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $6,000, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $2,000 for the nine months ended September 30, 2014.

On September 4, 2014 the Company issued 717,619 shares of common stock to one entity for services to be rendered over six months. The fair value of $12,200, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $2,033 for the nine months ended September 30, 2014.

On September 19, 2014 the Company issued 350,000 shares of common stock to one entity for services to be rendered over three months. The fair value of $3,150, based on recent sales, was recorded as deferred stock based compensation to be amortized over three months, resulting in expenses of $525 for the nine months ended September 30, 2014.

The Company has issued warrants to purchase 11,083,333 shares of common stock of which 2,833,333 are exercisable as of September 30, 2014. The warrants have an exercise price of $0.06 per share and expire on April 1, 2017 (See Note 3).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On December 3, 2013 Premier Media Services, Inc filed a civil suit (Premier Media Services, Inc. v ML Capital Group Inc., Case No. CC2014215992RC. North Mesa Justice Court, CA) claiming damages of $4,450 of unpaid fees and legal costs and shares received at a value of $5,000 for breach of contract and to release the shares held. Premier claims the Company terminated the contract on 30 day notice while the contract required a 90 day notice. The Company has counter claimed that Premier breached the contract and did not act in good faith while committing fraud and enjoying unjust enrichment. The Company announced the resolution of this dispute on September 5, 2014. Premier Media Services agreed to accept $1,000.00 and return 125,000 shares of Common Stock to the Company. The terms of the agreement has been fulfilled by both parties all claims and counterclaims were dismissed with prejudice on August 28, 2014.

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

NOTE 7 – SUBSEQUET EVENT

From October 1, 2014, through November 14, 2014, the Company has issued 102,817,613 shares of common stock upon conversion of $88,000 of convertible promissory notes and $2,079 of accrued and unpaid interest.

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

Results of Operations

During the three and nine month periods ended September 30, 2014 the Company generated $9,340 and $14,800 in revenue compared to $1,125 in the respective periods in 2013. Of the revenue generated $2,250 was from related parties and the balance was from product sales.

Cost of goods sold for the three and nine month periods ended September 30, 2014 was $5,825 and $7,134 compared with zero in the respective periods in 2013. Gross Margin for the three and nine month period ended September 30, 2014 was $3,515 and $7,666 compared to 1,125 for both periods in 2013.

Total expenses for the three and nine months periods ended September 30, 2014 were $305,033 and $1,170,278 compared to $20,885 and $280,996 in 2013, respectively. The $889,282 increase in expenses for the nine month period ended September 30, 2014 over the same period in 2013 was primarily attributable to professional fees of $825,234 for the nine month period ended September 30, 2014 compared to $16,912 and general and administrative expenses of $310,044 for the nine month period in 2014 compared to $41,584 during the same period in 2013. The large increase in professional fees can be attributed to increased stock based compensation awarded in 2014 verses 2013.

Other expense (income) for the three and nine month period ended September 30, 2014 was $40,878 and $(523,994) compared to $(3,448) and $5,906 in the respective periods in 2013. The large variance in 2014 over 2013 was attributed to derivative liability expense of $445,552 for the nine months period ended September 30, 2014 compared to $1,667 for the nine months ended September 30, 2013. Additional during the three and nine months periods ended September 30, 2014 amortization of debt discount was $125,394 and $140,035 compared to zero for the respective periods in 2013.

The Company has negative working capital of $965,529 as of September 30, 2014 compared to $82,828 as of December 31, 2013. Funds used in operating activities during the nine months ended September 30, 2014 were $369,197 compared to funds used of $60,100 in the same period in 2013 or $309,097 more in 2014 than in 2013. A larger loss offset by stock based compensation of $863,090 and loss from derivate liability of 464,082 during the nine months ended September 30, 2014 attributed to the variance between 2014 and 2013.

Funds provided from financing activities were $453,351 for the period ended September 30, 2014 compared to funds provided of $60,056 for the same period in 2013. The funds provided by financing activities in 2014 were proceeds from stock sales of $20,000, proceeds from convertible notes of $440,000 offset by payments of advances from related parties of $6,556 and reduction in bank overdraft of $93.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine months ended September 30, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

None.

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

________________

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

ML CAPITAL GROUP, INC.

Dated: November 19, 2014	By:	/s/ Lisa Nelson
Lisa Nelson,
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

