Form 10-K
period 2014-12-31
ML Capital Group, Inc.
filed 2015-04-02
CIK 1527698

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act Yes ☐ No ☒

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of April 1, 2015 was 1,143,636,129. The aggregate number of shares of the voting stock held by non-affiliates on April 1, 2015 was 1,101,874,683 with a market value of $110,187. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

ML Capital Group, Inc.'s primary business consists of producing products and providing services that support the medical marijuana industry and that enhance the lives of the patients that have turned to medical marijuana/cannabis to manage their various ailments. The Company is currently producing and marketing its products and services under the Superstar Products brand name, including vapor pens, mobile applications, and books. The focus of the Company is to sell products and services that do not include the growing, manufacture, or distribution of medical marijuana, cannabis, or cannabis by-products. This places the ML Capital Group, Inc. as one of the safest types of companies to invest in within the entire medical marijuana industry

To date, Ms. Nelson has been primarily responsible for managing the majority of the Company’s operations, and the needs of the Company’s clients, which include the following responsibilities:

-	Developing intellectual property around specific products or services
-	Corporate strategic planning and implementation
-	Executive search and placement
-	Establish relationships with companies for new business development
-	Make introductions to other companies as a potential strategic or financial partner

Employees

During the year ended December 31, 2013, Ms. Nelson devoted an average of approximately between twenty-five (25) hours per week to over forty (40) hours per week as required by the business. For calendar year 2014, Ms. Nelson has devoted at least forty (40) hours a week to the Company but may increase that number as necessary to further develop its business. As of this date and through calendar year 2015, Ms. Nelson will continue to provide these services to the Company per her employment agreement with the Company. Ms. Nelson was compensated $150,000 during the year ended December 31, 2014, and the Company expects to pay similar compensation during 2015. Currently the Company has four full time employees, including CEO Mrs. Lisa Nelson, and has hired other professionals to take care of the other operational and administrative aspects of the business for legal services, auditing, bookkeeping, EDGAR filings, and applications and website development.

Item 1A: Risk Factors

Not applicable to small reporting Companies

Item 1B: Unresolved Staff Comments.

None

Item 2: Description of Property

On May 16, 2013 the Company signed a lease for 950 square feet of space with the lease commencing on July 1, 2013 and expiring on August 1, 2015. Under the terms of the lease the Company paid monthly lease rental of $900 per month plus estimated CAM and taxes from July 1, 2013 through December 31, 2013. The Company is further obligated to pay monthly rental of $950 plus CAM and taxes through the term of the lease ending July 31, 2015.

Item 3: Legal Proceedings

On December 3, 2013 Premier Media Services, Inc filed a civil suit (Premier Media Services, Inc. v ML Capital Group Inc., Case No. CC2014215992RC. North Mesa Justice Court, CA) claiming damages of $4,450 of unpaid fees and legal costs and shares received at a value of $5,000 for breach of contract and to release the shares held. Premier claims the Company terminated the contract on 30 day notice while the contract required a 90 day notice. The Company has counter claimed that Premier breached the contract and did not act in good faith while committing fraud and enjoying unjust enrichment. The Company announced the resolution of this dispute on September 5, 2014. Premier Media Services agreed to accept $1,000.00 and return 125,000 shares of Common Stock to the Company. The terms of the agreement has been fulfilled by both parties all claims and counterclaims were dismissed with prejudice on August 28, 2014..

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

Fiscal 2014	Low	High
First Quarter	0.0220	0.1730
Second Quarter	0.0160	0.1290
Third Quarter	0.0065	0.0405
Fourth Quarter	0.0003	0.0075

Fiscal 2013
First Quarter	NA	NA
Second Quarter	1.0000	1.1500
Third Quarter	0.0450	1.4500
Fourth Quarter	0.0240	0.0900

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

At April 1, 2015, the closing price of our common stock was $0.0001. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up mark-down or commission and may not necessarily represent actual transactions.

As of April 1, 2015, there were approximately 94 record holders of our common stock.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Our revenues for the periods ended December 31, 2014 and 2013 were $26,870 and $2,250, respectively. The 2014 revenue was primarily a result of sales of the SuperStar Vapor Pen and related accessories which began in 2014. The 2013 revenue was related to the providing of consulting services to an affiliate party.

Operating Expenses

Operating expenses for 2014 increased 84% from $770,601 in 2013 to $1,414,266 in 2014. The increase in general and administrative expense was attributable to higher stock based compensation and an increase in professional fees in 2014 over 2013.The major categories included

	2014	2013
Compensation	$185,792	$222,500
Professional fees	944,692	501,076
Other	283,782	47,025
	$1,414,266	$770,601

Other Income (Expense)

Other expenses increased from $62,045 in 2013 to $766,578 in 2014. The increase was attributed to the issuance of convertible debt in 2014 resulting in an increase of derivative liabilities of $396,257 from 2014 compared to 2013 and interest expense of $37,220 in 2014 compared to $9,960 in 2013. The Company also recognized $281,540 of amortization expense related to convertible debt.

Financial Condition

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and to satisfy our contractual obligations, primarily for the repayment of debt.

As we operated at a loss, generating negative cash flow from operations, during 2014, we believe that we will be required to either improve profitability and operating cash flow or to borrow additional funds or otherwise secure additional financing, or both, to support our operations during 2014. Except as described below regarding our equity line of credit, we do not presently have any commitments to provide financing, if needed, to support our operations.

Cash Flows and Working Capital

We had $13,032 in cash and a working capital deficit of $926,742 at December 31, 2014 as compared to no cash and a working capital deficit of $82,828 at December 31, 2013. The major factors in the decrease in working capital is attributed to a derivative liability of $689,936 in 2014 verse $56,351 in 2013 and increased notes payable net of discount of $264,125 in 2014 compared to $12,548 in 2013.

Operations used $513,792 of cash during 2014 as compared to $68,528 used during 2013. The use of operating cash flows during 2014 was principally attributable to the Company’s net loss, offset by non-cash charges for amortization of debt discount, stock based compensation or losses from derivative liabilities.

Investing activities used cash flows of $4,387 during 2014 as compared to no investing activity during 2013. Cash flows used by investing activities during the 2014 period related to the purchase of furniture and fixtures for $4,387.

Financing activities provided cash flows of $531,212 during 2014 as compared to $68,484 provided during 2013. Cash flows provided by financing activities during the 2014 period related to issuance of convertible debentures $525,000 for cash and the sale of stock for $20,000, offset by the repayment of related party advances and the payment of equity issue costs.

Debt

At December 31, 2014, we had $429,486 of indebtedness outstanding carried at $264,125 net of discount.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The officers and directors of the Company are as follows:

Name	Age	Title
Lisa Nelson	46	Founder, President, Chairman
Keyla Grady	37	Director
Carlos Lopez	44	Director

Lisa Nelson - Mrs. Nelson, our Founder, Chairman and Chief Executive Officer, has been with the Company since inception. Mrs. Nelson is a community minded entrepreneur with over 25 years of executive management, ownership, operations and national sales experience in a wide range of industries including hospitality, healthcare, marketing, and retail. Mrs. Nelson graduated from the Mandell Medical School with a Medical Assistant degree in 1987. She also attended Queens Borough Community College as well as Pima Community College for her nursing degree LPN in 1992. Mrs. Nelson’s drive has always been focused on helping people and contributing to the community.

Currently Mrs. Nelson is an active member in the American Legions Auxiliary. She has also been associated with the Fountain Hills Chamber Of Commerce, the Scottsdale and Fountain Hills PTO’s. Lisa regularly manages and assists with various fundraisers, and donates to charities, schools, the Illumin8 Life Foundation, and breast cancer awareness.

In 2005 Mrs. Nelson was the owner of Basket Creations by Lisa, where she was responsible for developing national sales and growing the marketing channels for her company. In 2009 Mrs. Nelson founded ML Capital Group Inc. as a full service business consulting firm. Today, Lisa is the CEO and President of ML Capital Group Inc. and Superstar Vapor Pens and Products. The company has shifted its focus from consulting to the medical marijuana industry, utilizing Lisa’s experience to grow and expand ML Capital and Superstar Vapor Pens worldwide.

The Company relies upon Ms. Nelson’s experience as a business owner and in the medical industry, as well as her qualifications as a community minded leader. Ms. Nelson is not an independent director by virtue of her control ownership of the Company and being and officer.

Keyla Grady –Ms. Grady has been a director of the Company since July 2014, During her childhood and teenage life Ms. Grady resided in Colombia. While she was going to high school, Ms. Grady manage her mother’s Clothing Boutique and family owned Beauty Salon after the school hours. Ms. Grady attended 3 years of secretary administration program receiving a certificate in 1993 while she still was in high school. Ms. Grady graduated High School from Instituto Tecnico Empresarial in 1995.

After graduation Ms. Grady applied her knowledge to a new start up business in International Connections. In 1995 Ms. Grady Launched the Grand Opening of Latin Internet Connections where she has held title as office Manager, as well in charge of the marketing and recruiting. Ms. Grady attended 2 years of business administration in the university ICESI in Cali- Colombia. After the birth to her baby girl Valentina in 1998 she decided to search for new horizon and opportunities. She then migrated with her child to the US in May of 1999 to Phoenix Arizona.

From 2000 to 2004 Ms. Grady joined the Team of PEM (Professional Event Marketing) in Scottsdale Arizona where she functioned as a brand ambassador. Ms. Grady then joined the Arts and Crafts retail industry with Michaels Arts & Crafts for 7 years where she held titles as Custom Framing Manager with certification in Custom Framing Design, Store Operations Manager, and Store Manager.

Ms. Grady then wanted to experience a different venue in the retail industry and went to Sterling Jewelers, receiving a Diamontologist Certification from DCA. Ms. Grady joined ML Capital Group as a director in November 2014.

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

Mr. Lopez’s background is both diversified and consists of managing teams of people – qualifications that the Company believes to be helpful towards its business plans and serving its clients. Mr. Lopez is not an independent director

Conflict of Interest

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2014 and written representations that no other reports were required, the Company believes that not all persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock have complied with all Section 16(a) filing requirements during such fiscal years.

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

Audit Committee

There is no audit committee.

Item 11: Executive Compensation.

Summary Executive Compensation Table

The following table shows, for the periods ending December 31, 2014 and December 31, 2013,, compensation awarded to or paid to, or earned by, our President and our Chief Executive Officer (the “Named Executive Officers”).

		Fees			Non-Equity	Nonqualified
		Earned			Incentive	Deferred
		Paid in	Stock	Option	Plan	Compensation	All Other
Name	Years	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Lisa Nelson	2014	$150,000	--	--	--	--	--	$150,000

	2013	--	--	--	--	--	--	--

Director Compensation

We do not currently pay any cash fees to our director, nor do we pay director’s expenses in attending board meetings. During the year ended December 31, 2014, Carlos Lopez received 2,400,000 shares of common stock valued at $31,760.

During the year ended December 31, 2014, Keyla Grady received 3,000,000 shares of common stock valued at $4,800.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 1, 2015 we had 1,143,636,129 shares of common stock outstanding held by 94 stockholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of April 1, 2015; of all directors and executive officers of ML Capital Group; and of our directors and officers as a group.

		Amount of
Title Of	Name, Title and Address of Beneficial	Beneficial	Percent of
Class	Owner of Shares (a)	Ownership (b)	Ownership

Common	Lisa Nelson (c)	36,361,446	3.50%
	Keyla Grady (d)	3,000,000	0.26%
	Carlos Lopez (e)	2,400,000	0.21%
	All Directors and Officers as a group (3 persons)	41,361,446	3.97%

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

(d) Ms. Keyla Grady received 3,000,000 shares for services as a director to the Company on November 17, 2014.

(e) Mr. Carlos Lopez received 400,000 shares on April 17, 2014 and 2,000,000 shares on November 17, 2014 for services as a director to the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

Stock Incentive Plan

On September 19, 2013, the Company adopted the 2013 Equity Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 10,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September 19, 2013. Stock options granted under this plan are to be exercisable as established by the board of directors, in its sole discretion, on the date of the grant. Through December 31, 2014, the Company has granted 1,000,000 shares under this plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation Plans approved by security holders	1,000,000	$0.25	9,000,000
Equity compensation plans not approved by security holders	--	--	--
Total	1,000,000	$0.25	9,000,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the amount of shares to be issued pursuant to the Plan.

Item 13: Certain Relationships and Related Transactions

The Company’s President, Lisa Nelson, provided advances to the Company from time to time for working capital purposes. As of December 31, 2014, no amounts were owed to Mrs. Nelson. The advances are due on demand and non-interest bearing.

For the year ended December 31, 2014, the Company recorded revenues of $2,250 from TEN Associates LLC (TEN), a company half-owned by Ms. Nelson’s husband. TEN paid the Company $2,250 based upon consulting services rendered on behalf of one of TEN’s clients. There are no agreements or arrangements between TEN and the Company with respect to any business.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm D. Brooks and Associates CPA’s, P.A.

	2014	2013
Audit fees	$12,500	$8,500
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

101.INS	XBRL Instance Document	☒

101.SCH	XBRL Taxonomy Extension Schema Document	☒

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	☒

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	☒

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	☒

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	☒

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

Name	Title	Date

/s/ Lisa Nelson	President, Chairman, Principal	April 1, 2015
Executive Officer, Principal
Financial Officer, Treasurer

/s/ Keyla Grady	Director	April 1, 2015

/s/ Carlos Lopez	Director	April 1, 2015

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ML Capital Group, Inc.

We have audited the accompanying balance sheets of ML Capital Group, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. ML Capital Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of ML Capital Group’s internal control over financial reporting as of December 31, 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ML Capital Group, Inc. as of December 31, 2014 and 2014, and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a stockholder’s deficit and an accumulated deficiency as of December 31, 2014. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL

April 1, 2015

D. Brooks and Associates CPA’s, P.A. 316 Clematis Street, West Palm Beach, FL 33401 – (561) 429-6225

ML Capital Group, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$13,032	$-
Inventory	12,514	-
Prepaid	12,324	-
Deferred debt issuance cost	4,308	1,444

Total current assets	42,178	1,444

Property and Equipment	4,387	-

Total Assets	$46,565	$1,444

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$-	$93
Accounts payable and accrued expenses	14,859	6,474
Convertible notes payable, net of discount $165,361 and $19,452, respectively	264,125	12,548
Derivative liabilities	689,936	56,351
Due to related party	-	6,556
Deferred revenue	-	2,250

Total current liabilities	968,920	84,272

Total Liabilities	968,920	84,272

Stockholders' Defecit
Common stock, $.0001 par value; 7,000,000,000 shares authorized;
326,252,527 (2014) and 72,452,382 (2013) shares issued and
outstanding, respectivly	32,625	7,246
Prefered Stock, $.0001 par value; 10,000,000 shares authorized;
0 (2014) and 0 (2013) shares issued and
outstanding, respectivly	-	-
Additional paid-in capital	3,621,075	2,972,691
Deferred stock compensation	(25,775)	(673,598)
Accumulated deficit	(4,550,280)	(2,389,172)

Total stockholders' deficit	(922,355)	(82,833)

Total liabilities and stockholders' deficit	$46,565	$1,444

The accompanying notes are an integral part of these financial statements.

ML Capital Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

Revenues
Consulting revenue - related party	$2,250	$2,250
Product sales	24,620	-
Costs of goods sold	(7,134)	-
Gross Profit	19,736	2,250

Expenses:
Compensation	185,792	222,500
Professional fees	944,692	501,076
General and administrative expenses	283,782	47,025

Total operating expenses	1,414,266	770,601

Operating loss	(1,394,530)	(770,601)

Other income (expense):
Other income	-	-
Amortization of debt discounts	(281,540)	-
Derivative liability expense	(448,342)	(52,085)
Interest expense	(37,220)	(9,960)
Gain on accounts payable forgiveness	524	-
Total other expense	(766,578)	(62,045)

Net loss	$(2,161,108)	$(832,646)

Net loss per share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	109,241,311	63,554,590

The accompanying notes are an integral part of these financial statements.

ML Capital Group Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

			Additional			Total
	Common stock		paid-in	Deferred stock	Accumulated	stockholders'
	Shares	Amount	capital	Compensation	deficit	deficiency
Balances, December 31, 2012	61,069,404	6,107	1,675,968	(147,500)	(1,558,772)	(24,197)

Common stock issued for services	4,125,000	413	1,228,038	(1,134,450)	-	(94,001)

Sale of common stock	9,000,000	900	44,100	-	-	45,000

Common stock issued upon conversion of convertible debt	257,978	26	(26)	-	-	1,651

Cancellation of common stock	2,000,000	200	(200)	-	-	-

Reclassification of derivative liability upon
conversion of convertible debt	-	-	22,734	-	-	22,734

Amortization of deferred stock compensation	-	-	-	608,358	-	608,358

Net loss	-	-	-	-	(830,396)	(830,396)

Balances, December 31, 2013	72,452,382	7,246	2,972,691	(673,593)	(2,389,172)	(82,828)

Common stock issued for services	95,365,000	9,537	271,081	(25,775)	-	254,843

Sale of common stock	4,000,000	400	19,600	-	-	20,000

Common stock issued upon conversion of convertible debt	154,435,145	15,444	132,084	-	-	147,528

Reclassification of derivative liability upon
conversion of convertible debt	-	-	225,619	-	-	225,619

Amortization of deferred stock compensation	-	-	-	673,593	-	673,593

Discount on convertible debt	-	-	-	-	-	-

Net loss	-	-	-	-	(2,161,108)	(2,161,108)

Balances, December 31, 2014	326,252,527	$32,625	$3,621,075	$(25,775)	$(4,550,280)	$(922,355)

The accompanying notes are an integral part of these financial statements.

ML Capital Group Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,161,108)	$(830,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	928,435	702,358
Amortization of discount on convertible notes	281,540	52,085
Amortization of deferred financing fees	4,275	-
Loss from derivative liability	448,342	7,548
Changes in operating assets and liabilities:
Inventory	(12,514)	-
Accounts payable and accrued expense	11,812	(2,929)
Prepaid expenses	(12,324)	556
Deferred revenue	(2,250)	2,250
Net cash used in operating activities	(513,792)	(68,528)

Cash flows from investing activities:
Purchase of furniture and fixtures	(4,387)	-
Net cash provided by investing activities	(4,387)	-

Cash flows from financing activities:
Bank overdraft	(93)	93
Common stock sold for cash	20,000	45,000
Proceeds from convertible note	525,000	28,677
Repayment of debt issuance costs	(7,139)	(2,000)
Payment of advances from related parties	(6,556)	(3,286)
Net cash provided by financing activities	531,212	68,484

Net increase in cash and cash equivalents	13,032	(44)
Cash and cash equivalents, beginning	-	44

Cash and cash equivalents, ending	$13,032	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Cancellation of common stock	$-	$200

Reclassification of derivative liabilities	$225,619	$22,734

Convertible debt and accrued interest converted to common stock	$147,528	$1,667

The accompanying notes are an integral part of these financial statements.

ML CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

On May 27, 2014 the Company formed a wholly owned subsidiary Superstar Products, LLC to facilitate the purchase and sale of 3 in 1 vaporized pens.

On September 30, 2014 the Company amended their Articles of Incorporation increasing the authorized number of shares of common stock to 3,000,000,000.

On December 9, 2014 the Company amended their Articles of Incorporation to increase the authorized shares of the Company's Common Stock to 7,000,000,000 and to authorize 10,000,000 shares of the Company's preferred stock at a par value of $0.0001.

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiary. All intercompany balances and transactions are eliminated in consolidation.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company derived its revenue from consulting service and the revenue is recognized as services are provided. The Company recognizes revenue from product sales during the period in which the product is delivered, which is generally at the point of sale.

Inventories

Inventories are stated at the lower of cost of market using the first-in; first-out (FIFO) cost method of accounting.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of stock-based compensation and derivative liabilities

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Property and equipment

Property and equipment are stated at historical cost less depreciation. Cost of acquisition is inclusive of taxes, duties, freight, installation and allocated incidental expenditure during construction/ acquisition.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial liabilities that were accounted for at fair value as of December 31, 2014 and 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Fair value of derivative liability for embedded conversion options as of December 31, 2014	$--	$--	$689,936	$689,936
Fair value of derivative liability for embedded conversion options as of December 31, 2013	$--	$--	$56,351	$56,351

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. As of December 31, 2014 and 2013, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. This is not included in the calculation of diluted loss per share because their impact was antidilutive. Potentially dilutive securities as of December 31, 2014 consist of:

Warrants not exercised	11,083,333
Convertible debt at December 31, 2014 conversion price	2,015,530,667
Total dilutive securities	2,026,614,000

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has a working capital deficit of $926,742 and an accumulated deficit of $4,550,280 as of December 31, 2014. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s president from time to time, provided advances to the Company for working capital purposes. At December 31, 2013, the Company had a payable to the president of $6,556, which was repaid during the year ended December 31, 2014. These advances are due on demand, non-interest bearing and are included in due to related party on the accompanying consolidated balance sheets.

Since inception, the Company has utilized office space of an affiliate.

During the year ended December 31, 2014 the Company’s consulting revenue, totaling $2,250 was from an entity controlled by a relative of the Company’s president.

During the year ended December 31, 2014 the Company paid its president and chief executive officer, Lisa Nelson, compensation totaling $150,000.

On April 17, 2014 the Company issued 400,000 shares of common stock to one of the directors with a value of $28,560.

On November 17, 2014 the Company issued 2,000,000 shares of common stock to one of the directors with a value of $3,200.

On November 17, 2014 the Company issued 3,000,000 shares of common stock to one of the directors with a value of $4,800.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

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

Since the convertible note included an embedded conversion feature that did not qualify to be bi-furcated as a derivative, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The Company recorded a discount for the beneficial conversion feature of $5,000, which was amortized into interest expense through maturity in December 2012. During the year ended December 31, 2014, the note holder elected to convert $2,500 of principal into 2,500,000 shares of common stock. The remaining principal outstanding of December 31, 2014 was $2,500.

In October 2013, the Company issued a convertible promissory note in the principal amount of 28,666. The note bears interest at the rate of 8% per annum and matured July 18, 2014. The note was convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature was required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $75,331, of which $28,666 was recorded as a discount against the note and $46,665 was recorded as derivative expense. The fair value of the derivative as of December 31, 2013 was $54,501. The Company recorded amortization of the discount of $19,452 and $9,214 for the year ended December 31, 2014 and 2013, respectively. The carrying value of the note as of December 31, 2013, was $7,548, net of remaining discount of $19,452. On May 5, 2014 the Company issued 1,120,519 shares of common stock upon the conversion of the $27,000 convertible debt and $1,145 of accrued interest. No amounts remain outstanding as of December 31, 2014.

On February 28, 2014, the Company issued a convertible promissory note in the principal amount of $30,000. The note bears interest at the rate of 8% per annum and matured February 28, 2015. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $32,400, debt discount of $30,000 and derivative expense of $2,400 for the year ended December 31, 2014. The debt discount of $30,000 is being amortized into interest expense over the term of the note. During the year ended December 31, 2014, the Company issued 35,170,991 shares of common stock upon conversion of $23,034 of principal and $1,302 of accrued interest. Amortization for the year ended December 31, 2014 totaled $8,874 and the carrying value of the note as of December 31, 2014, is $5,840 net of unamortized discount of $1,126.

On March 4, 2014, the Company issued a convertible promissory note in the principal amount of $20,000. The note bears interest at the rate of 8% per annum and matures March 4, 2015. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $21,600, debt discount of $20,000 and derivative expense of $1,600. The debt discount of $20,000 is being amortized into interest expense over the term of the note. During the year ended December 31, 2014, the Company issued 18,334,750 shares of common stock upon conversion of the $20,000 principal and $980 of accrued interest. No amounts remain outstanding as of December 31, 2014.

On April 1, 2014 the Company entered into a note agreement whereby the Company is obligated to a note with a principal amount of $600,000 plus prepaid interest of $60,000 and prepaid legal fees of $5,000 for an aggregate amount of $665,000. Additional interest of 8% on the outstanding balance is also incurred. The current holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The note matures on April 1, 2015 and is convertible, at the note holder’s option, into common shares of the Company after 90 days at the lower of $.0074 or 40% of the average closing price 20 days prior to conversion. The Company is to receive principal from the note of $50,000 per month starting in April 2014 and for 11 months thereafter, for a total of $600,000 of which $350,000 was received during the year ended December 31, 2014. In addition, the Company has issued warrants to the note holder which vest in equal amounts, over the 12 month period. The note holder may purchase up to 11,083,333 shares of the Company’s common stock at $0.06 per share per warrant or convert the warrants to common stock on a formula as cashless warrants. Because of the variable conversion option contained in the convertible note and the ratchet provision included in the warrant, the Company recorded derivative liabilities totaling $1,706,747 upon issuance of the note, offset by a discount equal to the face value of the funded portion of the notes, which became convertible during the year ended December 31, 2014, or $370,000, and initial derivative expense of $1,536,747. During the year ended December 31, 2014, the Company issued 96,521,362 shares of common stock upon conversion of $69,900 of convertible debt principal. The outstanding principal as of December 31, 2014 totaled $300,200, which is carried at $208,787, net of unamortized discount of $91,413.

On July 2, 2014 the Company issued a convertible promissory note in the principal amount of $40,000. The note bears interest at the rate of 8% per annum and matures July 2, 2015. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $43,200 debt discount of $40,000 and derivative expense of $3,200. The debt discount of $40,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2014, totaled $19,945 and the carrying value of the note as of December 31, 2014, is $19,945, net of unamortized discount of $20,055.

On July 2, 2014 the Company issued a convertible promissory note in the principal amount of $50,000. The note bears interest at the rate of 8% per annum and matures July 2, 2015. The note is convertible into shares of the Company’s common stock at 50% of the lowest trading price during the 20 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $54,000, debt discount of $50,000 and derivative expense of $4,000. The debt discount of $50,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2014, totaled $24,932 and the carrying value of the note as of December 31, 2014, is $24,932, net of unamortized discount of $25,068.

On December 3, 2014 the Company issued a convertible promissory note in the principal amount of $30,000 plus prepaid legal fees of $1,500. The note bears interest at the rate of 8% per annum and matures December 3, 2015. The note is convertible into shares of the Company’s common stock at any time equal to 50% of the average of the lowest 2 trading prices during the 20 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $32,400 debt discount of $30,000 and derivative expense of $2,400. The debt discount of $30,000 is being amortized into interest expense over the term of the note. Amortization for the year ended December 31, 2014, totaled $2,301 and the carrying value of the note as of December 31, 2014, is $2,301, net of unamortized discount of $27,699.

NOTE 5 – DERIVATIVE LIABILITIES

The Company estimates the fair value of its embedded conversion features using Monte Carlo simulations and Black Scholes. During the year ended December 31, 2014, the Company used the following assumptions in estimating the fair value of its embedded derivatives:

Volatility – 188.45% to 404.43%

Risk Free Rate – 0.10% to 0.16%

Term – 0.16 to 1.0 Years –

Dividend Rate – none

Activity related to the embedded derivatives for the years ended December 31, 2014 and 2013 is summarized as follows:

Balance at December 31, 2012	$-
Initial Issuances	76,998
Conversions	(22,734)
Change in Fair Value	2,087
Balance at December 31, 2013	$56,351
Initial Issuances	2,245,179
Conversions	(226,470)
Change in Fair Value	(1,385,124)
Balance at December 31, 2014	$689,936

NOTE 6 – STOCKHOLDERS’ DEFICIT

In May 2013, the Company granted 250,000 shares of the Company’s common stock to a member of its board of directors as consideration for past services on the board. The Company recorded compensation expenses equal to the estimated fair value of the shares of $0.30 per share, totaling $75,000, based on the most recent sale of common stock in a private placement.

On September 19, 2013, the Company adopted the 2013 Equity Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 10,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September 19, 2013. Stocks granted under this plan are to be exercisable is established by the board of directors, in its sole discretion, on the date of the grant. Through December 31, 2014, the Company has granted 1,000,000 shares under this plan.

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

On February 6, 2014 the Company issued 200,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $8,000 was recorded as deferred stock compensation to be amortized to expense over the six month period, resulting in expenses of $8,000 for the year ended December 31, 2014.

On February 7, 2014 the Company issued 1,000,000 shares of common stock to one individual for $5,000 in cash.

On March 3, 2014 the Company issued 2,500,000 shares of common stock for the conversion of $2,500 of convertible debt.

On March 7, 2014 the Company issued 1,000,000 shares of common stock to one individual for $5,000 in cash.

On March 7, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months, the fair value of $15,500 based on recent sales, was recorded as deferred stock compensation to be amortized into expense over six months, resulting in expenses of $15,500 for the year ended December 31, 2014.

On March 27, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $27,500, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $27,500 for the year ended December 31, 2014.

On April 4, 2014 the Company issued 238,000 shares of common stock valued at $30,702, based on recent stock sales, to an entity for services to be rendered over six months. The fair value was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $30,702 for the year ended December 31, 2014.

On April 17, 2014 the Company issued 2,000 shares of common stock valued at $258 based on recent stock sales to one entity for legal services.

On April 17, 2014 the Company issued 800,000 shares of common stock valued at $57,120, based on recent stock sales to two directors of the Company.

On April 17, 2014 the Company issued 500,000 shares of common stock valued at $35,700, based on recent stock sales, to one individual appointed to the advisory board. The fair value was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $35,700 for the year ended December 31, 2014.

On May 5, 2014 the Company issued 1,120,519 shares of commons stock valued at $23,027 for the conversion of $22,000 of convertible debt and $1,027 of accrued interest.

On May 16, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $14,650, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $14,650 for the year ended December 31, 2014.

On May 21, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $11,225, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $11,225 for the year ended December 31, 2014.

On June 4, 2014 the Company issued 200,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $5,780, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $5,780 for the year ended December 31, 2014.

On June 5, 2014 the Company issued 300,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $8,100, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $8,100 for the year ended December 31, 2014.

On June 10, 2014 the Company issued 350,000 shares of common stock to one entity for services to be rendered over three months. The fair value of $5,600, based on recent sales, was recorded as deferred stock based compensation to be amortized over three months, resulting in expenses of $5,600 for the year ended December 31, 2014.

On June 27, 2014 the Company issued 500,000 shares of common stock to an individual for services to be rendered over six months. The fair value of $15,000, based on recent sales, was recorded as deferred stock based compensation to be amortized over three months, resulting in expenses of $15,000 for the year ended December 31, 2014.

On August 1, 2014 the Company issued 250,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $6,000, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $5,000 for the year ended December 31, 2014.

On August 19, 2014 the Company canceled 125,000 shares as a result of the settlement of a pending legal matter.

On September 4, 2014 the Company issued 717,619 shares of common stock for the conversion of $5,000 of convertible debt and $233 of accrued interest.

On September 19, 2014 the Company issued 350,000 shares of common stock to one entity for services to be rendered over three months. The fair value of $3,150, based on recent sales, was recorded as deferred stock based compensation to be amortized over three months, resulting in expenses of $3,150 for the year ended December 31, 2014.

On October 2, 2014, the Company issued 2,552,890 shares of common stock for the conversion of $5,233 of convertible debt and accrued interest.

On October 6, 2014 the Company issued 3,333,333 shares of common stock for the conversion of $10,000 of convertible debt.

On October 14, 2014 the Company issued 3,968,253 shares of common stock for the conversion of $5,000 of convertible debt.

On October 15, 2014 the Company issued 4,166,666 shares of common stock for the conversion of $3,500 of convertible debt.

On October 17, 2014 the Company issued 8,689,475 shares of common stock for the conversion of $7,300 of convertible debt.

On October 21, 2014 the Company issued 5,030,290 shares of common stock for the conversion of $3,950 of convertible debt and $200 of accrued interest.

On October 28, 2014 the Company issued 3,846,153 shares of common stock for the conversion of $3,000 of convertible debt.

On October 29, 2014 the Company issued 5,298,206 shares of common stock for the conversion of $3,650 of convertible debt and $191 of accrued interest.

On October 30, 2014 the Company issued 16,017,089 shares of common stock for the conversion of $11,990 of convertible debt and $200 of accrued interest.

On October 31, 2014 the Company issued 12,524,360 shares of common stock for the conversion of $11,990 of convertible debt and $200 of accrued interest.

On November 4, 2014 the Company issued 6,104,179 shares of common stock for the conversion of $4,200 of convertible debt and $226 of accrued interest.

On November 5, 2014 the Company issued 7,413,765 shares of common stock for the conversion of $5,100 of convertible debt and $275 of accrued interest.

On November 6, 2014 the Company issued 5,525,641 shares of common stock for the conversion of $4,310 of convertible debt.

On November 10, 2014 the Company issued 5,525,641 shares of common stock for the conversion of $4,310 of convertible debt.

On November 12, 2014 the Company issued 8,347,343 shares of common stock for the conversion of $5,535 of convertible debt and $308 of accrued interest.

On November 13, 2014 the Company issued 5,000,000 shares of common stock for the conversion of $3,900 of convertible debt.

On November 17, 2014 the Company issued 2,000,000 shares of common stock to a member of the board of directors for services to be rendered over twelve months. The fair value of $3,200, based on recent sales, was recorded as deferred stock based compensation to be amortized over twelve months, resulting in expenses of $400 for the year ended December 31, 2014.

On November 17, 2014 the Company issued 10,000,000 shares of common stock to a member of the board of directors for services to be rendered over twelve months. The fair value of $16,000, based on recent sales, was recorded as deferred stock based compensation to be amortized over twelve months, resulting in expenses of $2,000 for the year ended December 31, 2014.

On November 17, 2014 the Company issued 3,000,000 shares of common stock to be rendered over twelve months. The fair value of $4,800, based on recent sales, was recorded as deferred stock based compensation to be amortized over twelve months, resulting in expenses of $600 for the year ended December 31, 2014.

On November 18, 2014 the Company issued 5,128,205 shares of common stock for the conversion of $4,000 of convertible debt.

On November 21, 2014 the Company issued 6,363,636 shares of common stock for the conversion of $4,200 of convertible debt.

On December 1, 2014 the Company issued 5,000,000 shares of common stock for the conversion of $3,000 of convertible debt.

On December 3, 2014 the Company issued 5,000,000 shares of common stock for the conversion of $3,000 of convertible debt.

On December 8, 2014 the Company issued 5,000,000 shares of common stock for the conversion of $1,800 of convertible debt.

On December 15, 2014 the Company issued 10,000,000 shares of common stock for the conversion of $2,400 of convertible debt.

On December 15, 2014 the Company issued 500,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $250, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $21 for the year ended December 31, 2014.

On December 15, 2014 the Company issued 75,000,000 shares of common stock to one entity for services to be rendered over six months. The fair value of $37,500, based on recent sales, was recorded as deferred stock based compensation to be amortized over six months, resulting in expenses of $3,125 for the year ended December 31, 2014.

On December 17, 2014 the Company issued 10,000,000 shares of common stock for the conversion of $2,400 of convertible debt.

The Company has issued warrants to purchase 11,083,333 shares of common stock of which 5,541,667 are exercisable as of December 31, 2014. The warrants have an exercise price of $0.06 per share and expire on April 1, 2017 (See Note 3).

NOTE 7 – INCOME TAXES

The Company has incurred aggregate cumulative net operating losses of approximately $1,022,000 for income tax purposes as of December 31, 2014. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2030 through 2032. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$347,480	$22,440
Total gross deferred tax assets	347,480	22,440
Less: valuation allowance	(347,980)	(22,440)
Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2014 and 2013 was $347,480 and $22,440, respectively. The increase in valuation allowance during 2014 and 2013 was $325,040 and $5,440, respectively.

The Company’s effective income tax rate differs from the statutory rate due to permanent differences related to stock-based compensation and the change in valuation allowance.

NOTE 8 – LEASE

On May 16, 2013 the Company signed a lease for 950 square feet of space with the lease commencing on July 1, 2013 and expiring on August 1, 2015. Under the terms of the lease the Company paid monthly lease rental of $900 per month plus estimated CAM and taxes from July 1, 2013 through December 31, 2013. The Company is further obligated to pay monthly rental of $950 plus CAM and taxes through the term of the lease ending July 31, 2015.

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

NOTE 10 – SUBSEQUENT EVENTS

On January 8, 2015 the Company issued 15,000,000 shares of common stock for the conversion of $1,800 of convertible debt.

On January 9, 2015 the Company issued 15,000,000 shares of common stock for the conversion of $1,800 of convertible debt.

On January 13, 2015 the Company issued 18,000,000 shares of common stock for the conversion of $1,800 of convertible debt.

On January 13, 2015 the Company issued 18,326,000 shares of common stock for the conversion of $2,200 of convertible debt.

On January 14, 2015 the Company issued 18,000,000 shares of common stock for the conversion of $1,800 of convertible debt.

On January 16, 2015 the Company issued 52,636,182 shares of common stock for the conversion of $7,895 of convertible debt.

On January 16, 2015 the Company issued 22,463,700 shares of common stock for the conversion of $3,300 of convertible debt and $70 of accrued interest.

On January 20, 2015 the Company issued 38,500,000 shares of common stock for the conversion of $4,620 of convertible debt.

On January 21, 2015 the Company issued 18,000,000 shares of common stock for the conversion of $1,800 of convertible debt.

On January 22, 2015 the Company issued 41,000,000 shares of common stock for the conversion of $4,920 of convertible debt.

On January 23, 2015 the Company issued 21,500,000 shares of common stock for the conversion of $2,580 of convertible debt.

On January 26, 2015 the Company issued 17,136,200 shares of common stock for the conversion of $2,000 of convertible debt and $142 of accrued interest.

On January 26, 2015 the Company issued 18,000,000 shares of common stock for the conversion of $1,800 of convertible debt.

On January 27, 2015 the Company issued 78,000,000 shares of common stock for the conversion of $6,240 of convertible debt.

On January 30, 2015 the Company issued 34,321,600 shares of common stock for the conversion of $1,600 of convertible debt and $116 of accrued interest.

On February 3, 2015 the Company issued 35,000,000 shares of common stock for the conversion of $2,800 of convertible debt.

On February 4, 2015 the Company issued 36,649,400 shares of common stock for the conversion of $1,700 of convertible debt and $132 of accrued interest.

On February 5, 2015 the Company issued 36,000,000 shares of common stock for the conversion of $1,800 of convertible debt.

On February 9, 2015 the Company issued 38,000,000 shares of common stock for the conversion of $3,040 of convertible debt.

On February 10, 2015 the Company issued 40,000,000 shares of common stock for the conversion of $2,000 of convertible debt.

On February 11, 2015 the Company issued 40,000,000 shares of common stock for the conversion of $1,600 of convertible debt.

On February 12, 2015 the Company issued 45,000,000 shares of common stock for the conversion of $1,800 of convertible debt.

On February 20, 2015 the Company issued 40,000,000 shares of common stock for the conversion of $2,000 of convertible debt.

On February 23, 2015 the Company issued 50,000,000 shares of common stock for the conversion of $2,000 of convertible debt.

On February 24, 2015 the Company issued 50,430,200 shares of common stock for the conversion of $2,400 of convertible debt and $122 of accrued interest.

On February 26, 2015 the Company issued 60,000,000 shares of common stock for the conversion of $3,000 of convertible debt.

The company evaluated events subsequent to December 31, 2014 through April 1, 2015 which is the date the financial statements were available for issuance.

