Form 10-Q
period 2015-03-31
ML Capital Group, Inc.
filed 2015-05-15
CIK 1527698

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015 there were 24,335,593 shares of Common Stock of the issuer outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

ML Capital Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,636	$13,032
Inventory	14,455	12,514
Prepaid expenses	-	12,324
Deferred debt issuance cost	22,854	4,308

Total current assets	47,945	42,178

Property and Equipment, net	2,286	4,387

Total assets	$50,231	$46,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$25,547	$14,859
Convertible notes payable, net of discount $120,713 and $165,361, respectively	369,540	264,125
Derivative liabilities	753,871	689,936
Promissory note	5,000	-

Total current liabilities	1,153,958	968,920

Total liabilities	1,153,958	968,920

Stockholders' Deficit
Common stock, $.0001 par value; 7,000,000,000 shares authorized; 335,554 (2015) and 81,563 (2014) shares issued andoutstanding, respectivly	34	8
Prefered Stock, $.0001 par value; 10,000,000 shares authorized; 1,000,000 (2015) and 0 (2014) shares issued and outstanding, respectivly	10	-
Additional paid-in capital	3,844,281	3,653,692
Deferred stock compensation	-	(25,775)
Accumulated deficit	(4,948,052)	(4,550,280)

Total stockholders' deficit	(1,103,727)	(922,355)

Total liabilities and stockholders' deficit	$50,231	$46,565

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ML Capital Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues
Consulting revenue - related party	$-	$1,125
Product sales	24,811	-
Costs of goods sold	(22,017)	-
Gross Profit	2,794	1,125

Expenses:
Compensation	107,128	20,007
Professional fees	42,762	301,933
General and administrative expenses	46,381	23,743

Total operating expenses	196,271	345,683

Operating loss	(193,477)	(344,558)

Other income (expense):
Amortization of debt discounts	(182,160)	-
Derivative liability expense	(10,855)	(18,530)
Interest expense	(11,280)	(18,404)
Gain on accounts payable forgiveness	-	524
Total other expense	(204,295)	(36,410)

Net loss	$(397,772)	$(380,968)

Net loss per share	$(1.72)	$(19.69)

Weighted average number of common shares outstanding
Basic and diluted	230,696	19,344

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ML Capital Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(397,772)	$(380,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	67,140	304,191
Amortization of discount on convertible notes	182,160	14,791
Amortization of deferred financing fees	6,454	-
Loss from derivative liability	2,432	18,530
Depreciation	2,101	-
Changes in operating assets and liabilities:
Inventory	(1,941)	-
Accounts payable and accrued expense	19,706	(3,190)
Prepaid expenses	12,324	(7,905)
Deferred revenue	-	(1,125)
Net cash used in operating activities	(107,396)	(55,676)

Cash flows from financing activities:
Bank overdraft	-	(93)
Common stock sold for cash	-	20,000
Proceeds from convertible note	100,000	50,000
Payment of debt issuance costs	-	(725)
Repayment of advances from related parties	-	(6,556)
Proceeds from promissory note	5,000	-
Net cash provided by financing activities	105,000	62,626

Net increase (decrease) in cash and cash equivalents	(2,396)	6,950
Cash and cash equivalents, beginning	13,032	-

Cash and cash equivalents, ending	$10,636	$6,950

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Cancellation of common stock	$-	$200
Reclassification of derivative liabilities	$73,203	$22,734
Convertible debt and accrued interest converted to common stock	$73,605	$7,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

In April 2015, the Company’s board of directors approved a 1 for 4,000 reverse stock split. The number of shares of common stock has been adjusted to reflect the split for all periods presented.

On February 27, 2015, the Company’s Board of Directors, pursuant to the authority granted it in Section 1 of Article II of the Company’s Articles of Incorporation, designated 2,000,000 shares of the Company’s Preferred Stock as Series A Preferred Stock and authorized and instructed the Company’s officers to file the Certificate of Designation for the Series A Preferred Stock with the Nevada Secretary of State.

Further, the Company’s Board of Directors approved the issuance of 1,000,000 shares of the Series A Preferred Stock to Ms. Lisa Nelson, the Company’s President. Each Series A Preferred Share has voting rights of 10,000 votes per share. The Series A Preferred Stock are not convertible into the shares of the Company’s Common Stock and are not entitled to be paid any dividends. No sinking fund is required to be established for the retirement or repurchase of the shares of the Series A Preferred Stock and the Company has the right, with the approval of the holder, to repurchase all or any portion of the Series A Preferred Stock at a redemption price of $0.00001 per share. Further, the holders of the Series A Preferred Stock does not hold any registration rights.

All of the Series A Preferred Shares were offered and sold to Ms. Nelson as restricted securities pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended and Ms. Nelson agreed that she was acquiring the Series A Preferred Shares for investment purposes only and not with a view to a distribution.

The Company did not use or employ any FINRA-registered broker-dealer or any other intermediary in connection with the offering and issuance of the Series A Preferred Shares to Ms. Nelson and the Company did not receive any proceeds from their issuance. The Series A Preferred Shares were issued solely as compensation for services rendered to the Company by Ms. Nelson.

Significant Accounting Policies

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on April 2, 2015. Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of future results for the full year.

Going concern

As reflected in the accompanying financial statements, the Company had a net loss of $356,407 and net cash used in operations of $107,396 for the three months ended March 31, 2015. The Company has total assets of $50,231 and a working capital deficit of $1,106,013 as of March 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Presentation

The Company has adopted Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The company recognizes revenue from product sales during the period in which the product is delivered, which is generally at the at the point of sale.

Inventories

Inventories are stated at the lower of cost of market using the first-in; first-out (FIFO) cost method of accounting.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2015 and 2014 periods include the valuation of stock-based compensation and derivative liabilities.

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

The Company adjusts the derivative liability resulting from the embedded conversion option on its convertible debt to fair value at each balance sheet date. The fair value of the derivate liability is estimated using level 3 inputs. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	March 31,	Markets for	Observable	Unobservable
	2015	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of derivative liability for embedded conversion options	$753,871	$—	$—	$753,871

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive securities consisting of 2,952,705 and 3,587 shares underlying convertible debt warrants for the three month period ended March 31, 2015 and 2014 respectively are not included in the calculation of diluted loss per share because their impact was antidilutive. Potentially dilutive securities consist of:

Warrants not exercised	2,771
Convertible debt at March 31, 2015 conversion price	2,949,934
Total dilutive securities	2,952,705

During the period from April 1, 2015 to May 15, 2015, the Company issued 20,000,000 shares post-split to CEO Lisa Nelson, 2,000,000 post-split shares of common stock to Director Thomas Nelson and 2,000,000 post-split shares of common stock to Director Carlos Lopez.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s president from time to time, provides advances to the Company for working capital purposes. These advances were due on demand, non-interest bearing and included in due to related party on the accompanying balance sheets. At March 31, 2015, there are no related party advances outstanding.

 During the three month period ended March 31, 2015 the president of the Company received compensation of $36,190 in cash compensation compared to $20,000 during the same period in 2014.

 NOTE 3 – CONVERTIBLE NOTE PAYABLE

On June 7, 2012, the Company entered into a convertible promissory note agreement with Morgan Wells Inc. Pursuant to the convertible promissory note agreement, the Company issued a note in the principal amount of $5,000. The note bears interest at the rate of 8% per annum and matured on December 7, 2012. The note is convertible into common stock at 75% of the lowest closing market price for the Company’s stock during the previous 20 trading days. As of March 31, 2015 the note had a principal balance of $2,500.

On February 28, 2014 the Company issued a convertible promissory note in the principal amount of $30,000. The note bears interest at the rate of 8% per annum and matured February 28, 2015. The note is convertible into shares of the Company’s common stock at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $32,400 debt discount of $30,000 and derivative expense of $2,400. The debt discount of $30,000 was amortized into interest expense over the term of the note. The carrying value of the note as of December 31, 2014, was $5,840, net of unamortized discount of $1,126. During the three months ended March 31, 2015, the Company issued 18,480 shares of common stock in satisfaction of the $6,966 of convertible debt and $268 of accrued interest No amounts remain outstanding as of March 31, 2015.

On April 1, 2014 the Company entered into a note agreement whereby the Company issued a note payable with a principal amount of $600,000 plus prepaid interest of $60,000 and prepaid legal fees of $5,000 for an aggregate amount of $665,000. Additional interest of 8% on the outstanding balance is also incurred. The current holder shall have the right from time to time to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of common stock. The note matures on April 1, 2015 and is convertible, at the note holder’s option, into common shares of the Company after 90 days at the lower of $.0074 or 40% of the average closing price 20 days prior to conversion. The Company is to receive principal from the note of $50,000 per month starting in April 2014 and for 11 months thereafter, for a total of $600,000 of which $350,000 was received during the year ended December 31, 2014. In addition, the Company has issued warrants to the note holder which vest in equal amounts, over the 12 month period. The note holder may purchase up to 2,771 shares of the Company’s common stock at $240 per share per warrant or convert the warrants to common stock on a formula as cashless warrants. Because of the variable conversion option contained in the convertible note and the ratchet provision included in the warrant, the Company recorded derivative liabilities totaling $1,706,747 upon issuance of the note, offset by a discount equal to the face value of the funded portion of the notes, which became convertible during the year ended December 31, 2014, or $370,000, and initial derivative expense of $1,536,747. During the three months ended March 31, 2015, the Company received an additional $25,000 in financing from this note. Additionally, during the three months ended March 31, 2015 the Company issued 123,582 shares of common stock upon conversion of $37,759 of convertible debt principal. The outstanding principal as of March 31, 2015 totaled $287,441, which is carried at $286,449, net of unamortized discount of $992.

On July 2, 2014 the Company issued a convertible promissory note in the principal amount of $40,000. The note bears interest at the rate of 8% per annum and matures July 2, 2015. The note is convertible into shares of the Company’s common stock after 180 days at 50% of the average of the lowest 2 trading prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $43,200 debt discount of $40,000 and derivative expense of $3,200. The debt discount of $40,000 is being amortized into interest expense over the term of the note. During the three months ended March 31, 2015, the Company issued 21,770 shares of common stock upon conversion of $6,355 of convertible debt principal and $314 of accrued interest. Amortization for the three months ended March 31, 2015, totaled $10,891 and the carrying value of the note as of March 31, 2015, is $26,802, net of unamortized discount of $9,164.

On July 2, 2014 the Company issued a convertible promissory note in the principal amount of $50,000. The note bears interest at the rate of 8% per annum and matures July 2, 2015. The note is convertible into shares of the Company’s common stock at 50% of the lowest trading price during the 20 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $54,000, debt discount of $50,000 and derivative expense of $4,000. The debt discount of $50,000 is being amortized into interest expense over the term of the note. During the three months ended March 31, 2015, the Company issued 77,000 shares of common stock upon conversion of $19,000 of convertible debt principal. Amortization for the three months ended March 31, 2015, totaled $17,170 and the carrying value of the note as of March 31, 2015, is $23,101, net of unamortized discount of $7,899.

On December 3, 2014 the Company issued a convertible promissory note in the principal amount of $30,000 plus prepaid legal fees of $1,500. The note bears interest at the rate of 8% per annum and matures December 3, 2015. The note is convertible into shares of the Company’s common stock at any time equal to 50% of the average of the lowest 2 trading prices during the 20 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $32,400 debt discount of $30,000 and derivative expense of $2,400. The debt discount of $30,000 is being amortized into interest expense over the term of the note. Amortization for the three months ended March 31, 2015, totaled $7,397 and the carrying value of the note as of March 31, 2015, is $9,699, net of unamortized discount of $20,301.

On January 9, 2015 the Company issued a convertible promissory note in the principal amount of $111,111. The note bears interest at the rate of 6% per annum and matures January 9, 2016. The note is convertible into shares of the Company’s common stock at a conversion price equal to 50% of the average of the 10 closing bid prices during the 10 trading days immediately preceding the conversion date. The embedded conversion feature is required to be recorded as a derivative liability adjusted to fair value at each reporting date. The Company recorded an initial derivative liability of $112,514, debt discount of $111,111 and derivative expense of $1,403. The debt discount of $111,111 is being amortized into interest expense over the term of the note. . During the three months ended March 31, 2015, the Company issued 13,159 shares of common stock upon conversion of $5,264 of convertible debt principal. Amortization for the three months ended March 31, 2015 totaled $30,156 and the carrying value of the note as of December 31, 2014, is $23,489, net of unamortized discount of $82,358.

NOTE 4 – STOCKHOLDERS’ DEFICIT

On January 8, 2015 the Company issued 3,750 shares of common stock for the conversion of $1,800 of convertible debt.

On January 9, 2015 the Company issued 3,750 shares of common stock for the conversion of $1,800 of convertible debt.

On January 13, 2015 the Company issued 4,500 shares of common stock for the conversion of $1,800 of convertible debt.

On January 13, 2015 the Company issued 4,582 shares of common stock for the conversion of $2,200 of convertible debt.

On January 14, 2015 the Company issued 4,500 shares of common stock for the conversion of $1,800 of convertible debt.

On January 16, 2015 the Company issued 13,159 shares of common stock for the conversion of $7,895 of convertible debt.

On January 16, 2015 the Company issued 5,616 shares of common stock for the conversion of $3,300 of convertible debt and $70 of accrued interest.

On January 20, 2015 the Company issued 9,625 shares of common stock for the conversion of $4,620 of convertible debt.

On January 21, 2015 the Company issued 4,500 shares of common stock for the conversion of $1,800 of convertible debt.

On January 22, 2015 the Company issued 10,250 shares of common stock for the conversion of $4,920 of convertible debt.

On January 23, 2015 the Company issued 5,375 shares of common stock for the conversion of $2,580 of convertible debt.

On January 26, 2015 the Company issued 4,284 shares of common stock for the conversion of $2,000 of convertible debt and $142 of accrued interest.

On January 26, 2015 the Company issued 4,500 shares of common stock for the conversion of $1,800 of convertible debt.

On January 27, 2015 the Company issued 19,500 shares of common stock for the conversion of $6,240 of convertible debt.

On January 30, 2015 the Company issued 8,580 shares of common stock for the conversion of $1,600 of convertible debt and $116 of accrued interest.

On February 3, 2015 the Company issued 8,750 shares of common stock for the conversion of $2,800 of convertible debt.

On February 4, 2015 the Company issued 9,162 shares of common stock for the conversion of $1,700 of convertible debt and $132 of accrued interest.

On February 5, 2015 the Company issued 9,000 shares of common stock for the conversion of $1,800 of convertible debt.

On February 9, 2015 the Company issued 9,500 shares of common stock for the conversion of $3,040 of convertible debt.

On February 10, 2015 the Company issued 10,000 shares of common stock for the conversion of $2,000 of convertible debt.

On February 11, 2015 the Company issued 10,000 shares of common stock for the conversion of $1,600 of convertible debt.

On February 12, 2015 the Company issued 11,250 shares of common stock for the conversion of $1,800 of convertible debt.

On February 20, 2015 the Company issued 10,000 shares of common stock for the conversion of $2,000 of convertible debt.

On February 23, 2015 the Company issued 12,500 shares of common stock for the conversion of $2,000 of convertible debt.

On February 24, 2015 the Company issued 12,608 shares of common stock for the conversion of $2,400 of convertible debt and $122 of accrued interest.

On February 26, 2015 the Company issued 15,000 shares of common stock for the conversion of $3,000 of convertible debt.

On March 4, 2015 the Company issued 15,000 shares of common stock for the conversion of $3,000 of convertible debt.

On March 4, 2015 the Company issued 14,750 shares of common stock for the conversion of $2,360 of convertible debt

The Company has issued warrants to purchase 2,771 shares of common stock of which 2,078 are exercisable as of March 31, 2015. The warrants have an exercise price of $240 per share and expire on April 1, 2017 (See Note 3).

On February 27, 2015, the Company’s Board of Directors, pursuant to the authority granted it in Section 1 of Article II of the Company’s Articles of Incorporation, designated 2,000,000 shares of the Company’s Preferred Stock as Series A Preferred Stock and authorized and instructed the Company’s officers to file the Certificate of Designation for the Series A Preferred Stock with the Nevada Secretary of State.

Further, the Company’s Board of Directors approved the issuance of 1,000,000 shares of the Series A Preferred Stock to Ms. Lisa Nelson, the Company’s President. Each Series A Preferred Share has voting rights of 10,000 votes per share. The Series A Preferred Stock are not convertible into the shares of the Company’s Common Stock and are not entitled to be paid any dividends. No sinking fund is required to be established for the retirement or repurchase of the shares of the Series A Preferred Stock and the Company has the right, with the approval of the holder, to repurchase all or any portion of the Series A Preferred Stock at a redemption price of $0.00001 per share. Further, the holders of the Series A Preferred Stock does not hold any registration rights.

All of the Series A Preferred Shares were offered and sold to Ms. Nelson as restricted securities pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended and Ms. Nelson agreed that she was acquiring the Series A Preferred Shares for investment purposes only and not with a view to a distribution.

The Company did not use or employ any FINRA-registered broker-dealer or any other intermediary in connection with the offering and issuance of the Series A Preferred Shares to Ms. Nelson and the Company did not receive any proceeds from their issuance. The Series A Preferred Shares were issued solely as compensation for services rendered to the Company by Ms. Nelson.

NOTE 5 – LEASE

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

NOTE 6 – SUBSEQUENT EVENTS

From April 1, 2015, through May 15, 2015, the Company has issued 20,000,000 shares of common stock to CEO Lisa Nelson for services to be provided over 12 months.

On May 6, 2015, the Company’s Board of Directors elected Thomas E. Nelson as a Director of the Company. Mr. Nelson is the husband of the Company’s President, Chief Executive Officer, and Secretary, Ms. Lisa Nelson. In addition, The Board of Directors approved the issuance of 2,000,000 shares of the Company’s Common Stock to Mr. Nelson for his past services to the Company.

Effective April 9, 2015, the Company completed a one share for four thousand share (1 for 4000) reverse split of its common stock. Accordingly, the 1,341,880,231 shares of common stock outstanding at that date became 335,554 shares post-split. All per share figures in this filing have been adjusted to reflect the effects of the reverse split.

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

Results of Operations

During the three month period ended March 31, 2015 the Company generated $24,811 in revenue compared to $1,125 in the respective period in 2014. The 2015 revenue was a result of sales of the SuperStar Vapor Pen and related accessories which began in 2014. The 2014 revenue was related to the providing of consulting services to an affiliate party.

Cost of goods sold for the three month period ended March 31, 2015 was $22,017 compared with zero in the respective period in 2014. Gross Margin for the three month period ended March 31, 2015 was $2,794 compared to $1,125 for the same period in 2014.

Total expenses for the three month period ended March 31, 2015 were $196,271 compared to $345,683 in the respective period in 2014. The $149,412 decrease in expenses for the three month period ended March 31, 2015 over the same period in 2014 was primarily attributable to stock based compensation of approximately $300,000 paid during the three month period ended March 31, 2014 compared to $25,775 expensed during the same period in 2015. This decrease was offset by increases in compensation expenses of $45,756 ($65,763 and $20,007 in compensation expenses for the three month periods ended March 31, 2015 and 2014, respectively) and general and administrative expenses of $22,683 ($46,381 and $23,743 in general and administrative expenses for the three month periods ended March 31, 2015 and 2014, respectively)

Other expense for the three month period ended March 31, 2015 was $204,295 compared to $36,410 in the respective period in 2014. The large variance in the three months ended March 31, 2015 over the same period in 2014 was attributed to amortization of debt discount was $182,160 compared to zero for the respective period in 2014.

The Company has negative working capital of $1,106,013 as of March 31, 2015 compared to $926,742 as of December 31, 2014. Funds used in operating activities during the three months ended March 31, 2015 were $107,396 compared to funds used of $55,676 in the same period in 2014 or $48,711 more in 2015 than in 2014.

Funds provided by financing activities were $105,000 for the period ended March 31, 2015 compared to $62,626 for the same period in 2014. The funds provided by financing activities in 2015 were proceeds from convertible notes of $100,000 and proceeds from a promissory note of $5,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Item 4: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three months ended March 31, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

None.

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

____________

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

ML CAPITAL GROUP, INC.

Dated: May 15, 2015	By:	/s/ Lisa Nelson
Lisa Nelson
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

